Form 10-Q
period 2020-06-30
CITIC Capital Acquisition Corp.
filed 2020-08-13
CIK 1794621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-39222

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

As of August 13, 2020, there were 27,600,000 shares of Class A common stock, par value $0.0001, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CITIC CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CITIC CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
Assets:	(unaudited)
Cash	$1,328,729	$300,000
Prepaid expense	86,835	—

Total current assets	1,415,564	300,000
Deferred offering costs	—	87,885
Investments held in Trust Account	277,831,868	—

Total assets	$279,247,432	$387,885

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expense	$81,690	$—
Due to related parties	71,645	85,851
Advance from Sponsor	—	300,000

Total current liabilities	153,335	385,851
Deferred underwriting commissions	9,660,000	—

Total liabilities	9,813,335	385,851

Commitments Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 26,443,410 shares and 0 shares at June 30, 2020 and December 31, 2019, respectively (at redemption value of $10.00 per share)	264,434,096	—
Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,156,590 (excluding 26,443,410 shares subject to possible redemption) and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	116	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,900,000 shares(1) issued and outstanding at June 30, 2020 and December 31, 2019	690	690
Additional paid-in capital	3,404,038	24,310
Retained earnings (accumulated deficit)	1,595,157	(22,966)

Total shareholders’ equity	5,000,001	2,034

Total liabilities and shareholders’ equity	$279,247,432	$387,885

(1)	Includes an aggregate of 900,000 shares held by the Initial Shareholders that were not forfeited to the extent that the underwriters’ over-allotment was exercised in full (Note 4).

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
General and administrative expenses	$165,209	$213,745

Loss from operations	(165,209)	(213,745)
Other Income:
Interest income and realized gain from sale of treasury securities	69,247	1,831,868

Net (loss) income	$(95,962)	$1,618,123

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000

Basic and diluted net income per ordinary share, Class A	$0.00	$0.07

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000

Basic and diluted net loss per ordinary share, Class B	$(0.02)	$(0.03)

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2019	—	$—	6,900,000	$690	$24,310	$(22,966)	$2,034
Sale of Units in Initial Public Offering	24,000,000	2,400	—	—	239,997,600	—	240,000,000
Sale of over-allotment Units	3,600,000	360	—	—	35,999,640	—	36,000,000
Sale of Private Placement Warrants to Sponsor in private placement	—	—	—	—	7,520,000	—	7,520,000
Offering costs charged to the shareholders’ equity	—	—	—	—	(15,700,900)	—	(15,700,900)
Change in Class A ordinary shares subject to possible redemption	(26,453,521)	(2,645)	—	—	(264,532,569)	—	(264,535,214)
Net Income	—	—	—	—	—	1,714,085	1,714,085

Balance as of March 31, 2020 (Unaudited)	1,146,479	$115	6,900,000	$690	$3,308,081	$1,691,119	$5,000,005

Offering costs charged to shareholders’ equity	—	—	—	—	(5,160)	—	(5,160)
Change in Class A ordinary shares subject to possible redemption	10,111	1	—	—	101,117	—	101,118
Net loss	—	—	—	—	—	(95,962)	(95,962)

Balance as of June 30, 2020 (Unaudited)	1,156,590	$116	6,900,000	$690	$3,404,038	$1,595,157	$5,000,001

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the Six Months ended June 30, 2020
Cash Flows from Operating Activities:
Net income	$1,618,123
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(474,758)
Realized gain from sale of marketable securities	(1,357,111)
Changes in current assets and current liabilities:
Prepaid assets	(86,835)
Accounts payable and accrued expense	79,905
Due to related parties	25,795

Net cash used in operating activities	(194,881)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(553,609,410)
Proceeds from sale of investment held in Trust Account	277,609,410

Net cash used in investing activities	(276,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	276,000,000
Proceeds from private placement	7,520,000
Repayment of Sponsor loan	(300,000)
Payments of offering costs	(5,996,390)

Net cash provided by financing activities	277,223,610
Net Change in Cash	1,028,729
Cash – Beginning	300,000

Cash – Ending	$1,328,729

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwritting commissions charged to additional paid in capital	$9,660,000
Class A ordinary shares subject to possible redemption	$264,434,096

Increase in accounts payable for deferred offering costs	$1,785

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from September 9, 2019 (inception) through June 30, 2020 relates to the Company’s formation, the initial public offering described below, and, since the completion of the initial public offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CITIC Capital Acquisition LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020. On February 13, 2020, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 27,600,000 units (each, a “Unit” and collectively, the “Units”), including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $276 million, and incurring offering costs of approximately $15.70 million, inclusive of $9.66 million in deferred underwriting commissions (Note 3). The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and a $7.52 million private placement of warrants (the “Private Placement Warrants”) (Note 4). Upon the closing of the Initial Public Offering and the Private Placement, $276 million was held in a trust account (discussed below). As of June 30, 2020, the Company had approximately $1.33 million in cash held outside of the trust account (discussed below).

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

Liquidity

As of June 30, 2020, the Company had cash outside the Trust Account of $1,328,729 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the Initial Public Offering (as described in Note 4) and the remaining net proceeds from the Initial Public Offering and Private Placement (as described in Note 3 and 4).

The Company anticipates that the $1,328,729 outside of the Trust Account as of June 30, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined below) from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 4), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2020 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 12, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on February 13, 2020, February 20, 2020, and March 30, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020.

Cash Held in Trust Account

At June 30, 2020, the assets held in the Trust Account were held in money market funds.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the Initial Public Offering. Offering costs amounting to approximately $15.7 million were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2020, 26,443,410 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income (loss) per Ordinary Share

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account and the gain on the sale of marketable securities totaling $69,247 and $1,831,868 for the three and six months ended June 30, 2020 by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4—Related Party Transactions

Founder Shares

On November 14, 2019, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Effective December 10, 2019, the Sponsor transferred 718,750 Founder Shares to Henri Arif, the Company’s independent director, for a purchase price of $3,125 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 5,031,250 Founder Shares. On February 10, 2020, the Company effected a share capitalization of 1,150,000 Class B ordinary shares and as a result, Mr. Arif now holds 862,500 Founder Shares.

As of June 30, 2020, the Sponsor holds 6,015,500 Founder Shares. The initial shareholders had agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of June 30, 2020, the underwriter exercised its over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.

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

Related Party Advances

As of June 30, 2020, the amount due to related parties was $71,645. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses (as described below – Administrative Support Agreement), and deferred offering costs paid by the related parties on behalf of the Company.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2020 and December 31, 2019, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the period from February 13, 2020 to June 30, 2020, the Company incurred $30,000 and $45,714 of administrative services under this arrangement for the three and six months ended June 30, 2020, respectively. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5—Commitments & Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6—Trust Account and Fair Value Measurements

As of June 30, 2020, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $277,831,868 which was held as money market funds. The following table presents fair value information as of June 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of treasury securities fund, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$277,831,868	$277,831,868	$—	$—

Note 7—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2019, there were no Class A ordinary shares outstanding. As of June 30, 2020, there were 1,156,590 Class A ordinary shares outstanding, excluding 26,443,410 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2020 and December 31, 2019, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Preferred Shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

Recent Developments

On May 7, 2020, our board of directors (the “Board”) appointed Ross Haghighat to the Board. Mr. Haghighat was appointed to serve as a Class III director with a term expiring at the Company’s third annual meeting of shareholders. The Board appointed Mr. Haghighat, who was determined to be an “independent director” as defined in the applicable rules of The New York Stock Exchange, to the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

For the three months ended June 30, 2020, we had a net loss of $95,962, which was comprised of operating costs of $165,209 and interest income of $69,247 from investments in our Trust Account. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the six months ended June 30, 2020, we had a net income of $1,618,123, which was comprised of operating costs of $213,745, interest income of $474,757 from investments in our Trust Account, and realized gain from sale of treasury securities of $1,357,111. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expense.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of this offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor and $300,000 in loans from our sponsor, which were repaid upon our initial public offering and not outstanding as of June 30, 2020, and the remaining net proceeds from our offering and private placements.

As of June 30, 2020, we had cash outside the Trust Account of $1,328,729 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2020, none of the amount in the Trust Account was available to be withdrawn.

We anticipate that the $1,328,729 outside of the Trust Account as of June 30, 2020, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of its business combination, we will be using the funds not held in the Trust Account, and any additional working capital loans from the initial shareholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On November 14, 2019, the sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 founder shares. Effective December 10, 2019, the sponsor transferred 718,750 founder shares to Henri Arif for a purchase price of $3,125 (the same per-share price initially paid by the sponsor), resulting in the sponsor holding 5,031,250 founder shares. On February 10, 2020, we effected a share capitalization of 1,150,000 Class B ordinary shares and as a result, Mr. Arif now holds 862,500 founder shares. On May 6, 2020, the Sponsor transferred 22,000 founder shares to Ross Haghighat, the Company’s independent director for no consideration. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

CITIC CAPITAL ACQUISITION CORP.

Date: August 13, 2020		/s/ Fanglu Wang
	Name:	Fanglu Wang
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2020		/s/ Eric Chan
	Name:	Eric Chan
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)