Form 10-K/A
period 2020-12-31
CITIC Capital Acquisition Corp.
filed 2021-05-25
CIK 1794621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to CITIC Capital Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of CITIC Capital Acquisition Corp., for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on February 13, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

On May 8, 2021, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Staff Statement, (i) certain items on the Company’s previously issued audited balance sheet dated as of February 13, 2020 included in the Company’s Current Report on Form 8-K filed February 20, 2020, (ii) the Company’s unaudited condensed financial statements as of, and for the three months ended March 31, 2020 included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, (iii) the Company’s unaudited condensed financial statements as of, and for the three and six months ended June 30, 2020 included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, (iv) the Company’s unaudited condensed financial statements as of, and for the three and nine months ended September 30, 2020 included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 and (v) the Company’s previously issued audited financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) (collectively, the “Affected Period”) should no longer be relied upon and that it is appropriate to restate the Annual Report.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on February 13, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing, and Item 9A, Controls and Procedures.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the Affected Periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,800,000 public warrants and 7,520,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on May 8, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued financial statements for the Affected Period (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements for the Affected Period. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

As of December 31, 2020, we held cash of $981,606, current liabilities of $84,440, deferred underwriting compensation of $9,660,000 and warrant liability of 36,620,000. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

RESULTS OF OPERATIONS

Results of Operations

We recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period. For the year ended December 31, 2020, we had a net loss of $10,506,796, which was comprised of operating costs of $(562,220), warrant issuance costs of $1,044,453, unrealized loss on changes in fair value of warrant liabilities of $7,813,200, excess of the fair value of the private placement warrants over the cash received of 2,932,800, interest and dividend income of $488,766 from investments in our trust account, and realized gain from sale of treasury securities of $1,357,111. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expense.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Offering Costs Disclose the offering costs that were expensed

We comply with the requirements of Accounting Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5 A, “Expenses of Offering.” standards. We incurred offering costs in connection with our Public Offering of approximately $15,700,000 consisting principally of underwriter discounts of $15,180,000 (including approximately $9,660,000 of which payment is deferred) and approximately $526,000 of professional, printing, filing, regulatory and other costs. Approximately $26,000 of such offering expenses were accrued but unpaid as of December 31, 2020. Accordingly, as of December 31, 2020, 22,747,963 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s audited balance sheet.

Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed at the time of IPO closing. As of December 31,2020, offering costs amounting to $1,044,453 were expensed, offering costs amounting to $14,661,607 were charged to shareholders’ equity.

Redeemable Ordinary Shares

All 27,600,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account but not previously released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, as of December 31, 2020, 22,747,963, of the 27,600,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 24, 2021

CITIC CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020 (As Restated)	2019
Assets:
Cash	$981,606	$300,000
Prepaid expenses	16,589	—

Total current assets	998,195	300,000
Deferred offering costs	—	87,885
Investments held in Trust Account	277,845,876	—

Total assets	$278,844,071	$387,885

Liabilities and Shareholders’ Equity:
Liabilities:
Accounts payable and accrued expenses	$28,509	$—
Due to related parties	55,931	85,851
Advance from Sponsor	—	300,000

Total current liabilities	84,440	385,851
Deferred underwriting commissions	9,660,000	—
Warrant liabilities	36,620,000	—

Total liabilities	46,364,440	385,851

Commitments Contingencies
Class A ordinary shares subject to possible redemption ; 22,747,963 shares and 0 shares at December 31, 2020 and 2019, respectively (at redemption value of $10.00 per share)	227,479,630	—
Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 4,852,037 and 0 shares (excluding 22,747,963 and 0 shares subject to possible redemption) issued and outstanding at December 31, 2020 and 2019, respectively	485	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,900,000 shares issued and outstanding at December 31, 2020 and 2019	690	690
Additional paid-in capital	15,528,588	24,310
Retained earnings (accumulated deficit)	(10,529,762)	(22,966)

Total shareholders’ equity	5,000,001	2,034

Total liabilities and shareholders’ equity	$278,844,071	$387,885

The accompanying notes are an integral part of the financial statements.

CITIC CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020 (As Restated)	For the period from September 9, 2019 (inception) through December 31, 2019
General and administrative expenses	$562,220	$22,966

Loss from operations	(562,220)	(22,966)
Other Income (expense):
Excess of the fair value of the private placement warrants over the cash received	(2,932,800)	—
Warrant issuance costs	1,044,453	—
Change in fair value or warrant liabilities	(7,813,200)	—
Interest income and realized gain from sale of treasury securities	1,845,877	—

Net loss	$(10,506,796)	$(22,966)

Weighted average shares outstanding of Class A redeemable ordinary shares	27,600,000	—

Basic and diluted net income per share, Class A redeemable ordinary share	$0.07	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	6,794,262	6,000,000

Basic and diluted net loss per share, Class B non-redeemable ordinary share	$(1.82)	$(0.00)

The accompanying notes are an integral part of the financial statements.

CITIC CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of September 9, 2019 (inception)	—	$—		$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.004 per share	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(22,966)	(22,966)

Balance as of December 31, 2019	—	$—	6,900,000	$690	$24,310	$(22,966)	$2,034
Sale of Units in Initial Public Offering	27,600,000	2,760	—	—	257,.643,240	—	257,646,000
Offering costs charged to the shareholders’ equity	—	—	—	—	(14,661,607)	—	(14,661,607)
Class A ordinary shares subject to possible redemption	(22,747,963)	(2,275)	—	—	(227,477,355)	—	(227,479,630)
Net loss	—	—	—	—	—	(10,506,796)	$(10,506,796)

Balance as of December 31, 2020 (As Restated)	4,852,037	$485	6,900,000	$690	$15,528,588	$(10,529,762)	5,000,001

The accompanying notes are an integral part of the financial statements.

CITIC CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020 (As Restated)	For the period from September 9, 2019 (inception) through December 31, 2019
Cash Flows from Operating Activities:
Net (loss)	$(10,506,796)	$(22,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain and interest earned on investment held in Trust Account	(1,845,876)	—
Excess of the fair value of the private placement warrants over the cash received	2,932,800	—
Warrant issuance costs	1,044,453	—
Change in fair value of warrant liabilities	7,813,200	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,589)	—
Accounts payable and accrued expenses	28,509	—
Due to related parties	10,080	22,966

Net cash used in operating activities	(540,219)	—
Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(276,000,000)	—

Net cash used in investing activities	(276,000,000)	—
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	276,000,000	—
Proceeds from private placement	7,520,000	—
Repayment of Sponsor loan	(300,000)	300,000
Payments of offering costs	(5,998,175)	—

Net cash provided by financing activities	277,221,825	300,000

Net Change in Cash	681,606	300,000
Cash – Beginning	300,000	—

Cash – Ending	$981,606	$300,000

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$9,660,000	$—

Deferred offering costs paid by sponsor in exchange for founder shares	$—	$25,000

Original value of Class A ordinary shares subject to possible redemption	$234,052,236	$—

Change in value of Class A ordinary shares subject to possible redemption	$(6,572,606)	$—

Initial classification of warrant liability	28,806,800

Increase in due to related party for deferred offering costs	$—	$62,885

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering described below, and, since the completion of the initial public offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in Trust Account from the proceeds derived from the Initial Public Offering (as defined below) and will recognize changes in the fair value of warrant liability as other income (expense). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CITIC Capital Acquisition LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020. On February 13, 2020, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 27,600,000 units (each, a “Unit” and collectively, the “Units”), including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $276 million, and incurring offering costs of approximately $15.7 million, inclusive of $9.66 million in deferred underwriting commissions (Note 4). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7.52 million warrants (the “Private Placement Warrants”), at a price of $1.00 per warrant (Note 5), generating gross proceeds of $7.52 million. The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and private placement. Upon the closing of the Initial Public Offering and the private placement, $276 million was held in a trust account (discussed below). As of December 31, 2020, the Company had approximately $0.98 million in cash held outside of the trust account (discussed below).

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

The Company will provide its holders of its Class A ordinary shares (the “Public Shareholders”), par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

Liquidation

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the Initial Public Offering (as described in Note 5) and the funds held outside the Trust Account and private placement (as described in Note 4 and 5).

The Company anticipates that the $981,606 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined below) from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of September 8, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 13,800,000 Public Warrants, (ii) the 7,520,000 Private Warrants, (See Note 4 and Note 5). The Company previously accounted for all Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from September 9, 2019 (inception) through December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at February 13, 2020
Warrant Liability	$—	$28,806,800	$28,806,800
Class A ordinary shares subject to possible redemption	262,859,036	(28,806,800)	234,052,236
Class A ordinary shares	131	288	419
Additional paid-in capital	5,024,174	3,973,967	8,998,141
Accumulated deficit	$(24,990)	$(3,974,255)	$(3,999,245)

	As Previously Reported	Adjustment	As Restated
Selected Balance Sheet Items at March 31, 2020
Warrant Liability	$—	$17,557,600	$17,557,600
Class A ordinary shares subject to possible redemption,	264,535,214	(17,557,596)	246,977,618
Class A ordinary shares	115	175	290
Additional paid-in capital	3,308,081	(7,272,469)	(3,964,388)
Accumulated deficit	$1,691,119	$7,272,290	$8,963,409

Selected Condensed Statement of Operations Items for Three Months Ended March 31, 2020
Warrants issuance costs	$—	(1,044,453)	(1,044,453)
Excess of the fair value of private placement warrants over the cash received	—	(2,932,800)	(2,932,800)
Unrealized loss on change in fair value of warrants	—	11,249,200	11,249,200
Net income (loss)	$1,714,085	$7,272,290	$8,986,375
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	(425,275)	6,474,725
Basic and diluted net loss per ordinary share, Class B	$(0.01)	1.13	1.12

Selected Condensed Statement of Cash Flow Items for Three Months Ended March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,714,085	$7,272,290	$8,986,375
Excess of the fair value of private placement warrants over the cash received	—	2,932,800	2,932,800
Warrant issuance costs	—	1,044,110	1,044,110
Unrealized gain/loss on fair value changes of warrants	$—	$(11,249,200)	$(11,249,200)

	As Previously Reported	Adjustment	As Restated
Selected Balance Sheet Items at June 30, 2020
Warrant Liability	$—	$16,014,800	$16,014,800
Class A ordinary shares subject to possible redemption,	264,434,096	(16,014,800)	248,419,296
Class A ordinary shares	116	160	276
Additional paid-in capital	3,404,038	(8,814,907)	(5,410,869)
Accumulated deficit	$1,595,157	$8,814,747	$10,409,904

	As Previously Reported	Adjustment	As Restated
Selected Condensed Statement of Operations Items for Six Months Ended June 30, 2020
Warrants issuance costs	$—	(1,044,453)	(1,044,453)
Excess of the fair value of private placement warrants over the cash received	—	(2,932,800)	(2,932,800)
Unrealized loss on change in fair value of warrants	—	12,792,000	12,792,000
Net income (loss)	$1,618,123	$8,814,747	$10,432,870
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	(212,637)	6,687,363
Basic and diluted net loss per ordinary share, Class B	$(0.03)	1.32	1.29

Selected Condensed Statement of Cash Flow Items for Six Months Ended June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,618,123	$8,814,747	$10,432,870
Excess of the fair value of private placement warrants over the cash received	—	2,932,800	2,932,800
Warrant issuance costs	—	1,044,453	1,044,453
Unrealized gain (loss) on fair value changes of warrants	$—	$(12,792,000)	$(12,792,000)

	As Previously Reported	Adjustment	As Restated
Selected Balance Sheet Items at September 30, 2020
Warrant Liability	$—	$27,101,200	$27,101,200
Class A ordinary shares subject to possible redemption,	264,272,806	(27,101,199)	237,171,607
Class A ordinary shares	118	270	388
Additional paid-in capital	3,565,326	2,271,382	5,836,708
Accumulated deficit	$1,433,868	$(2,271,653)	$(837,785)

Selected Condensed Statement of Operations Items for Nine Months Ended September 30, 2020
Warrants issuance costs	$—	(1,044,453)	(1,044,453)
Excess of the fair value of private placement warrants over the cash received	—	(2,932,800)	(2,932,800)
Unrealized loss on change in fair value of warrants	—	1,705,600	1,705,600
Net income (loss)	$1,456,834	$(2,271,653)	$(814,819)

	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	(141,241)	6,758,759
Basic and diluted net loss per ordinary share, Class B	$(0.06)	(0.33)	(0.39)
Selected Condensed Statement of Cash Flows Items for Nine Months Ended September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,456,834	$(2,271,653)	$(814,819)
Excess of the fair value of private placement warrants over the cash received	—	2,932,800	2,932,800
Warrant issuance costs	—	1,044,453	1,044,453
Unrealized gain (loss) on fair value changes of warrants	$—	$(1,705,600)	$(1,705,600)

Note 3—Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering. Offering costs amounting to $1,044,453 were allocated to public warrants and expensed, offering costs amounting to $14,661,607 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 22,747,963 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net loss per share for the period from September 9, 2019 (inception) through December 31, 2019 is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 ordinary shares that are subject to forfeiture by the Company if the over-allotment option is not exercised by the underwriters (see Note 8).

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the year ended December 31, 2020	For the period from September 9, 2019 (Inception) through December 31, 2019
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest income and realized gain from sale of treasury securities	$1,845,877	$—

Redeemable net earnings	$1,845,877	$—

Denominator: Weighted average redeemable Class A ordinary shares
Redeemable Class A ordinary shares, basic and diluted	27,600,000	—
Earnings/basic and diluted redeemable Class A ordinary shares	$0.07	$—

Non-redeemable Class B ordinary shares
Numerator: Net income minus redeemable net earnings
Net income (loss)	$(10,506,796)	$(22,966)
Redeemable net earnings	1,845,877	—

Non-redeemable net loss	$(12,352,673)	$(22,966)

Denominator: weighted average non-redeemable Class B ordinary shares
Non-redeemable Class B ordinary shares, basic and diluted	6,794,262	6,000,000
Loss/ Basic and diluted non-redeemable ordinary shares	$(1.82)	$(0.00)

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

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 1 for the public warrants and level 3 for the private warrants. See Note 7 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

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

Note 4—Initial Public Offering

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

Warrants

As of December 31, 2020, there were 21,320,000 warrants outstanding, including 13,800,000 public warrants and 7,520,000 private warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b)12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. The Company is not registering the Class A ordinary shares issuable upon exercise of the warrants at this time. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 5—Related Party Transactions

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

Related Party Advances

As of December 31, 2020 and 2019, the amount due to related parties was $55,931 and $85,851, respectively. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses (as described below—Administrative Services Agreement), and deferred offering costs paid by the related parties on behalf of the Company.

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

Note 6—Commitments & Contingencies

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

Note 7— Recurring Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:    Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:    Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:    Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2020, assets held in the Trust Account were comprised of $277,845,876 in money market funds. Through December 31, 2020, the Company did not withdraw any interest earned on the Trust Account.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account – Money Market Fund	$277,845,876	$277,845,876	$—	$—

Liabilities:
Warrant Liabilities—Public Warrants	$23,460,000	$23,460,000	—	—
Warrant Liabilities—Private Warrants	$13,160,000	—	—	$13,160,000

	$36,620,000	$23,460,000	—	$ 13,160,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Black Scholes Option Pricing Model. The Private Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from the post-merger announced publicly traded warrants for comparable SPAC companies as of the valuation date. A Monte Carlo Simulation Method was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2020, the closing price of the public warrants was used as the fair value as of each relevant date.

The key inputs into the Black Scholes Option Pricing Model for the Private Warrants were as follows at initial measurement and each of the following balance sheet date:

Input	February 13, 2020 (Initial Measurement)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Risk-free interest rate	1.48%	0.5%	0.37%	0.35%	0.47%
Expected term (years)	5.00	5.00	5.00	5.00	5.00
Expected volatility	22.0%	17%	15.0%	21.0%	22%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Exercise price	$11.5	$11.5	$11.50	$11.50	$11.50
Asset Price	$9.48	$9.46	$9.82	$9.83	$10.48

The key inputs into the Monte Carlo Simulation Method for the Public Warrants were as follows at initial measurement and March 31, 2020:

Input	February 13, 2020 (Initial Measurement)	March 31, 2020
Risk-free interest rate	1.48%	0.5%
Expected term (years)	5.00	5.00
Expected volatility	22.0%	17.0%
Dividend yield	0.0%	0.0%
Exercise price	$11.5	$11.5
Asset Price	$9.48	$9.46

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Warrant Liabilities
Initial measurement on February 13, 2020	$10,452,800	$18,354,000	$28,806,800
Change in valuation inputs or other assumptions	2,707,200	5,106,000	7,813,200

Fair value as of December 31, 2020	$13,160,000	$23,460,000	$36,620,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from September 9, 2019 (inception) through December 31, 2020 other than the transfer of the Public Warrants from Level 3 to Level 1.

Note 8—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2019, there were no Class A ordinary shares issued or outstanding. As of December 31, 2020, there were 4,852,037 Class A ordinary shares issued and outstanding, excluding 22,747,963 Class A ordinary shares subject to possible redemption.

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

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has concluded that other than the events disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described elsewhere in this Annual Report on Form 10-K. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post- combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended December 31, 2020
Audit Fees(1)	$111,020
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total Fees	$111,020

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-236006), filed with the SEC on January 22, 2020).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-236006), filed with the SEC on January 22, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-236006), filed with the SEC on January 22, 2020).

4.4	Warrant Agreement between CITIC Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of February 10, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39222), filed with the SEC on March 31, 2021).

10.1	Letter Agreement among CITIC Capital Acquisition Corp., CITIC Capital Acquisition LLC. and each of the officers and directors of CITIC Capital Acquisition Corp., dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

Exhibit Number	Description

10.2	Investment Management Trust Agreement between CITIC Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

10.3	Registration Rights Agreement among CITIC Capital Acquisition Corp., CITIC Capital Acquisition LLC and the holders signatory thereto, dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

10.4	Private Placement Warrants Purchase Agreement between CITIC Capital Acquisition Corp. and CITIC Capital Acquisition LLC, dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

10.5	Administrative Services Agreement by and among CITIC Capital Acquisition Corp. and CITIC Capital Acquisition LLC, dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

10.6	Letter Agreement by and between CITIC Capital Acquisition Corp. and Ross Haghighat, dated as of May 7, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on May 7, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 25, 2021

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

Name	Title	Date

/s/ Fanglu Wang Fanglu Want	Chief Executive Officer and Director	May 25, 2021

/s/ Eric Chan Eric Chan	Chief Financial Officer and Director	May 25, 2021

/s/ Henri Arif Henri Arif	Director	May 25, 2021

/s/ Ross Haghighat Ross Haghighat	Director	May 25, 2021

/s/ Mark B. Segall Mark B. Segall	Director	May 25, 2021