Form 10-Q
period 2021-03-31
CITIC Capital Acquisition Corp.
filed 2021-05-25
CIK 1794621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-39222

CITIC CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 25, 2021, there were 27,600,000 shares of Class A common stock, par value $0.0001, and 6,900,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CITIC CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CITIC CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets:	(unaudited)
Cash	$603,712	$981,606
Prepaid expense	374,015	16,589

Total current assets	977,727	998,195
Investments held in Trust Account	277,852,728	277,845,876

Total assets	$278,830,455	$278,844,071

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expense	$672,089	$28,509
Due to related parties	55,931	55,931

Total current liabilities	728,020	84,440
Deferred underwriting commissions	9,660,000	9,660,000
Warrant liability	24,191,600	36,620,000

Total liabilities	34,579,620	46,364,440

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,925,083 shares and 22,747,963 shares at March 31, 2021 and December 31, 2020, respectively (at redemption value of $10.00 per share)	239,250,830	227,479,630
Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 3,674,917 (excluding 23,925,083 shares subject to possible redemption) and 4,852,037 (excluding 22,747,963 shares subject to possible redemption) shares issued and outstanding at March 31, 2021 and December 31, 2020	367	485
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,900,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	3,757,506	15,528,588
Retained earnings (accumulated deficit)	1,241,442	(10,529,762)

Total shareholders’ equity	5,000,005	5,000,001

Total liabilities and shareholders’ equity	$278,830,455	$278,844,071

The accompanying notes are an integral part of the condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
General and administrative expenses	$664,048	$48,536

Loss from operations	(664,048)	(48,536)
Other Income:
Interest income and realized gain from sale of treasury securities	6,852	1,762,621
Warrants issuance costs	—	(1,044,110)
Excess of the fair value of private placement warrants over cash received	—	(2,932,800)
Unrealized gain on fair value changes of warrants	12,428,400	11,249,200

Net income	$11,771,204	$8,986,375

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000

Basic and diluted net income per ordinary share, Class A	$0.00	$0.06

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,474,725

Basic and diluted net income per ordinary share, Class B	$1.70	$1.12

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Retained
	Ordinary Shares				Additional Paid-In Capital	Earnings	Total Shareholders’ Equity
	Class A		Class B			(Accumulated
	Shares	Amount	Shares	Amount		Deficit)
Balance as of December 31, 2019	—	$—	6,900,000	$690	$24,310	$(22,966)	$2,034
Sale of Units in Initial Public Offering	27,600,000	2,760	—	—	257,643,240	—	257,646,000
Offering costs charged to the shareholders’ equity	—	—	—	—	(14,656,790)	—	(14,656,790)
Change in Class A ordinary shares subject to possible redemption	(24,697,762)	(2,470)	—	—	(246,975,148)	—	(246,977,618)
Net Income	—	—	—	—	—	8,986,375	8,986,375

Balance as of March 31, 2020 (Unaudited)	2,902,238	$290	6,900,000	$690	$(3,964,388)	$8,963,409	$5,000,001

						Retained
	Ordinary Shares				Additional Paid-In Capital	Earnings	Total Shareholders’ Equity
	Class A		Class B			(Accumulated
	Shares	Amount	Shares	Amount		Deficit)
Balance as of December 31, 2020	4,852,037	$485	6,900,000	$690	$15,528,588	$(10,529,762)	$5,000,001
Change in Class A ordinary shares subject to possible redemption	(1,177,120)	(118)	—	—	(11,771,082)	—	(11,771,200)
Net Income	—	—	—	—	—	11,771,204	11,771,204

Balance as of March 31, 2021 (Unaudited)	3,674,917	$367	6,900,000	$690	$3,757,506	$1,241,442	$5,000,005

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash Flows from Operating Activities:
Net income	$11,771,204	$8,986,375
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(6,852)	(405,510)
Realized gain from sale of marketable securities	—	(1,357,111)
Excess of the fair value of private placement warrants over cash received	—	2,932,800
Warrant issuance costs	—	1,044,110
Unrealized gain/loss on fair value changes of warrants	(12,428,400)	(11,249,200)
Changes in current assets and current liabilities:
Prepaid assets	(357,426)	(120,829)
Accounts payable and accrued expense	643,580	3,190
Due to related parties	—	(4,206)

Net cash used in operating activities	(394,483)	(170,381)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(553,609,410)
Proceeds from sale of investment held in Trust Account	—	277,609,410

Net cash used in investing activities	—	(276,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	276,000,000
Proceeds from private placement	—	7,520,000
Repayment of Sponsor loan	—	(300,000)
Payments of offering costs	—	(5,993,015)

Net cash provided by financing activities	—	277,226,985
Net Change in Cash	(377,894)	1,056,604
Cash – Beginning	981,606	300,000

Cash – Ending	$603,712	$1,356,604

Supplemental Disclosure of Non-cash Financing Activities:

Deferred underwriting commissions charged to additional paid in capital	$—	$9,660,000

Original value of Class A ordinary shares subject to possible redemption	$—	$234,052,236

Change in value of Class A ordinary shares subject to possible redemption	$11,771,200	$12,925,382

Initial classification of warrant liability	$—	$25,874,000

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering described below, and, since the completion of the Initial Public Offering (“IPO”) as defined below, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is CITIC Capital Acquisition LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020. On February 13, 2020, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 27,600,000 units (each, a “Unit” and collectively, the “Units”), including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $276 million, and incurring offering costs of approximately $15.70 million, inclusive of $9.66 million in deferred underwriting commissions (Note 3). The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and a $7.52 million private placement of warrants (the “Private Placement Warrants”) (Note 4). Upon the closing of the Initial Public Offering and the Private Placement, $276 million was held in a trust account (discussed below). As of March 31, 2021, the Company had approximately $0.6 million in cash held outside of the trust account (discussed below).

Trust Account

Upon the closing of the Initial Public Offering, $276 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering, including the proceeds of the Private Placement Warrants, was held in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $603,712 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the Initial Public Offering (as described in Note 4) and the remaining net proceeds from the Initial Public Offering and Private Placement (as described in Note 3 and 4).

The Company anticipates that the $603,712 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least as of February 13, 2022, assuming that a Business Combination is not consummated before February 13, 2022. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined below) from the Initial Shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 4), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 31, 2021.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 12, 2020, the Company’s Current Reports on Form 8-K, as filed with the SEC on February 13, 2020, February 20, 2020, and March 30, 2020, as well as the Company’s Current Reports on Form 10-K/A, as filed with the SEC on May 25, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Investments Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 23,925,083 and 22,747,960 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets respectively.

Net Income (loss) per Ordinary Share

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account and the gain on the sale of marketable securities totaling $6,852 and $1,838,872 for the three months ended March 31, 2021 and March 31, 2020 by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance.

Net income per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

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

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. See Note 6 for additional information on assets and liabilities measured at fair value.

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

Note 4—Related Party Transactions

Founder Shares

On November 14, 2019, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Effective December 10, 2019, the Sponsor transferred 718,750 Founder Shares to Henri Arif, the Company’s independent director, for a purchase price of $3,125 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 5,031,250 Founder Shares. On February 10, 2020, the Company effected a share capitalization of 1,150,000 Class B ordinary shares and as a result, Mr. Arif now holds 862,500 Founder Shares. On February 10, 2021, the Sponsor appointed Mark B. Segall as an independent director and transferred 13,000 Founder Shares to Mr. Segall, resulting in the Sponsor holding 6,002,500 Founder Shares.

As of March 31, 2021 and December 31, 2020, the Sponsor holds 6,002,500 Founder Shares. The initial shareholders had agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of March 31, 2021, the underwriter had exercised its over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.

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

Related Party Advances

As of March 31, 2021 and December 31, 2020, the amount due to related parties was $25,931. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses (as described below – Administrative Support Agreement), and deferred offering costs paid by the related parties on behalf of the Company.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the three months ended March 31, 2021 and March 31, 2020, the Company incurred $30,000 and $15,714 of administrative services under this arrangement, respectively. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Note 6—Recurring Fair Value Measurements

As of March 31, 2021, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $277,852,728 which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$277,852,728	$277,852,728	$—	$—

	$277,852,728	$277,852,728	$—	$—

Liabilities:
Warrant Liabilities—Public Warrants	$15,318,000	$15,318,000	—	—
Warrant Liabilities—Private Warrants	$8,873,600	—	—	$8,873,600
	$24,191,600	$15,318,000	—	$8,873,600

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$277,845,876	$277,845,876	$—	$—

	$277,845,876	$277,845,876	$—	$—

Liabilities:
Warrant Liabilities—Public Warrants	$23,460,000	$23,460,000	—	—
Warrant Liabilities—Private Warrants	$13,160,000	—	—	$13,160,000
	$36,620,000	$23,460,000	—	$13,160,000

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

The Private Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from the post-merger announced publicly traded warrants for comparable SPAC companies as of the valuation date. A Monte Carlo Simulation Method was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, including March 31, 2021, the closing price of the public warrants was used as the fair value as of each relevant date.

The key inputs into the Black Scholes Option Pricing Model for the Private Warrants were as follows at initial measurement and each of the following balance sheet dates:

Input	December 31, 2020	March 31, 2021
Risk-free interest rate	0.47%	1.14%
Expected term (years)	5.00	5.00
Expected volatility	22.0%	17.0%
Dividend yield	0.0%	0.0%
Exercise price	$11.50	$11.50
Asset Price	$10.48	$10.00

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$13,160,000	$23,460,000	$36,620,000
Change in valuation inputs or other assumptions	(4,286,400)	(8,142,000)	(12,428,400)

Fair value as of March 31, 2021	$8,873,600	$15,318,000	$24,191,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Note 7—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were no Class A ordinary shares outstanding. As of March 31, 2021 and December 31, 2020, there were 3,674,917 and 4,852,037 Class A ordinary shares outstanding, excluding 23,925,083 and 22,747,963 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Preferred Shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

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

Recent Developments

On February 10, 2021, our board of directors (the “Board”) appointed Mark B. Segall to the Board. Mr. Segall was appointed to serve as a Class II director with a term expiring at the Company’s second annual meeting of shareholders. The Board appointed Mr. Segall, who was determined to be an “independent director” as defined in the applicable rules of The New York Stock Exchange, to the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Results of Operations

Our entire activity from inception up to March 31, 2021 was related to our formation and the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2021, we had a net income of $11,771,204, which was comprised of operating costs of $664,048, interest income of $6,852 from investments in our Trust Account and $12,428,400 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.

For the three months ended March 31, 2020, we had a net income of $8,986,375, which was comprised of operating costs of $48,536, interest income of $405,510 from investments in our Trust Account, realized gain from sale of treasury securities of $1,357,111, warrants issuance costs of $1,044,110, excess of the fair value of private placement warrants over the cash received of 2,932,800, and unrealized gain on fair value changes of warrants of $11,249,200. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expense.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of this offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor and $300,000 in loans from our sponsor, which were repaid upon our initial public offering and not outstanding as of March 31, 2021, and the remaining net proceeds from our offering and private placements.

As of March 31, 2021, we had cash outside the Trust Account of $603,712 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2021, none of the amount in the trust account was available to be withdrawn.

We anticipate that the $603,712 outside of the Trust Account as of March 31, 2021, will be sufficient to allow us to operate for at least as of February 13, 2022, assuming that a business combination is not consummated before February 13, 2022. Until consummation of its business combination, we will be using the funds not held in the trust account, and any additional working capital loans from the initial shareholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

We have 24 months from the closing of the Initial Public Offering, February 13, 2020, to complete its initial Business Combination. If we do not complete an initial Business Combination before February 13, 2022, we will liquidate. Our managements will use their best effort to search Business Combination target and avoid liquidation happen. But there’s no assurance that the initial Business Combination will be completed before February 13, 2022.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2—Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Warrant Liabilities

We account for the warrants issued in connection with the Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act

(iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the prospectus for the initial public offering, except for the addition of the following risk factor

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

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

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On November 14, 2019, the sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 founder shares. Effective December 10, 2019, the sponsor transferred 718,750 founder shares to Henri Arif for a purchase price of $3,125 (the same per-share price initially paid by the sponsor), resulting in the sponsor holding 5,031,250 founder shares. On February 10, 2020, we effected a share capitalization of 1,150,000 Class B ordinary shares and as a result, Mr. Arif now holds 862,500 founder shares. On May 6, 2020, the Sponsor transferred 22,000 founder shares to Ross Haghighat, the Company’s independent director for no consideration. On February 10, 2021, the Sponsor appointed Mark B. Segall as an independent director and transferred 13,000 Founder Shares to Mr. Segall, resulting in the Sponsor holding 6,002,500 Founder Shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Index

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIC CAPITAL ACQUISITION CORP.

Date: May 25, 2021		/s/ Fanglu Wang
	Name:	Fanglu Wang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 25, 2021		/s/ Eric Chan
	Name:	Eric Chan
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)