Form 10-Q
period 2021-06-30
CITIC Capital Acquisition Corp.
filed 2021-08-13
CIK 1794621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one-half of one redeemable warrant	CCAC.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	CCAC	The New York Stock Exchange
Warrants, each exercisable for one share of Class A ordinary shares	CCAC WS	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of August 13, 2021, there
were 27,600,000
shares of Class A ordinary shares, par value $0.0001, and

6,900,000
shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

CITIC CAPITAL ACQUISITION CORP.
Quarterly Report on
Form 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CITIC CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
Assets:
Cash	$126,622	$981,606
Prepaid expense	248,103	16,589

Total current assets	374,725	998,195
Investments held in Trust Account	277,859,656	277,845,876

Total assets	$278,234,381	$278,844,071

Liabilities and Shareholders’ Equity:
Liabilities:
Accounts payable and accrued expense	$2,839,039	$28,509
Due to related parties	385,366	55,931

Total current liabilities	3,224,405	84,440
Deferred underwriting commissions	9,660,000	9,660,000
Warrant liability	22,975,200	36,620,000

Total liabilities	35,859,605	46,364,440

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,737,477 shares and 22,747,963 shares at June 30, 2021 and December 31, 2020, respectively (at redemption value of $10.00 per share)	237,374,770	227,479,630
Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 3,862,523 (excluding 23,737,477 shares subject to possible redemption) and 4,852,037 (excluding 22,747,963 shares subject to possible redemption) shares issued and outstanding at June 30, 2021 and December 31, 2020	386	485
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,900,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	5,633,547	15,528,588
Retained earnings (accumulated deficit)	(634,617)	(10,529,762)

Total shareholders’ equity	5,000,006	5,000,001

Total liabilities and shareholders’ equity	$278,234,381	$278,844,071

The accompanying notes are an integral part of the condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
General and administrative expenses	$3,099,387	$165,209	$3,763,435	$213,745
Loss from operations	(3,099,387)	(165,209)	(3,763,435)	(213,745)
Other income (expenses):
Interest income and realized gain from sale from investments held in Trust Account	6,928	69,247	13,780	1,831,868
Warrants issuance costs	—	(343)	—	(1,044,453)
Excess of the fair value of private placement warrants over cash received	—	—	—	(2,932,800)
Unrealized gain on fair value changes of warrants	1,216,400	1,542,800	13,644,800	12,792,000
Net income (loss)	$(1,876,059)	$1,446,495	$9,895,145	$10,432,870
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000	27,600,000	27,600,000
Basic and diluted net income per ordinary share, Class A	$0.00	$0.00	$0.00	$0.02
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,687,363	6,900,000	6,687,363
Basic and diluted net income per ordinary share, Class B	$(0.27)	$0.21	$1.43	$1.29
See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Retained
	Ordinary Shares				Additional Paid-In Capital	Earnings	Total Shareholders’ Equity
	Class A		Class B			(Accumulated Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	—	$—	6,900,000	$690	$24,310	$(22,966)	$2,034
Sale of Units in Initial Public Offering	27,600,000	2,760	—	—	257,643,240	—	257,646,000
Offering costs charged to the shareholders’ equity	—	—	—	—	(14,656,790)	—	(14,656,790)
Change in Class A ordinary shares subject to possible redemption	(24,697,762)	(2,470)	—	—	(246,975,148)	—	(246,977,618)
Net Income	—	—	—	—	—	8,986,375	8,986,375

Balance as of March 31, 2020 (Unaudited)	2,902,238	$290	6,900,000	$690	$(3,964,388)	$8,963,409	$5,000,001

Additional offering costs charge to the shareholders’ equity	—	—	—	—	(5,160)	—	(5,160)
Reclassification of offering costs related to warrants	—	—	—	—	343	—	343
Net income	—	—	—	—	—	1,446,495	1,446,495
Change in Class A ordinary shares subject to possible redemption	(144,168)	(14)	—	—	(1,441,664)	—	(1,441,678)

Balance as of June 30, 2020 (Unaudited)	2,758,070	$276	6,900,000	$690	$(5,410,869)	$10,409,904	$5,000,001

						Retained
	Ordinary Shares				Additional Paid-In Capital	Earnings	Total Shareholders’ Equity
	Class A		Class B			(Accumulated Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,852,037	$485	6,900,000	$690	$15,528,588	$(10,529,762)	$5,000,001
Change in Class A ordinary shares subject to possible redemption	(1,177,120)	(118)	—	—	(11,771,082)	—	(11,771,200)
Net Income	—	—	—	—	—	11,771,204	11,771,204

Balance as of March 31, 2021 (Unaudited)	3,674,917	$367	6,900,000	$690	$3,757,506	$1,241,442	$5,000,005

Net income	—	—	—	—	—	(1,876,059)	(1,876,059)
Change in Class A ordinary shares subject to possible redemption	187,606	19	—	—	1,876,041	—	1,876,060

Balance as of June 30, 2021 (Unaudited)	3,862,523	$386	6,900,000	$690	$5,633,547	$(634,617)	$5,000,006

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Cash Flows from Operating Activities:
Net income	$9,895,145	$10,432,870
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(13,780)	(474,758)
Realized gain from sale of marketable securities	—	(1,357,111)
Excess of the fair value of private placement warrants over cash received	—	2,932,800
Warrant issuance costs	—	1,044,453
Unrealized gain/loss on fair value changes of warrants	(13,644,800)	(12,792,000)
Changes in current assets and current liabilities:
Prepaid assets	(231,514)	(86,835)
Accounts payable and accrued expense	2,810,530	79,905
Due to related parties	329,435	25,795

Net cash used in operating activities	(854,984)	(194,881)
Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(553,609,410)
Proceeds from sale of investment held in Trust Account	—	277,609,410

Net cash used in investing activities	—	(276,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	276,000,000
Proceeds from private placement	—	7,520,000
Repayment of Sponsor loan	—	(300,000)
Payments of offering costs	—	(5,996,390)

Net cash provided by financing activities	—	277,226,985
Net Change in Cash	(854,984)	1,056,604
Cash – Beginning	981,606	300,000

Cash – Ending	$126,622	$1,356,604

Supplemental Disclosure of Non-cash Financing Activities:

Deferred underwriting commissions charged to additional paid in capital	$—	$9,660,000

Original value of Class A ordinary shares subject to possible redemption	$—	$234,052,236

Change in value of Class A ordinary shares subject to possible redemption	$9,895,140	$14,367,403

Initial classification of warrant liability	$—	$25,874,000

Increase in accounts payable for deferred offering costs	$—	$1,785

See accompanying notes to condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(UNAUDITED)
Note 1—Description of Organization and Business Operations
Organization and General
CITIC Capital Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on September 9, 2019. The Company was incorporated for the purpose of effecting a me
r
ger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the energy efficiency, clean technology and sustainability sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering described below, and, since the completion of the Initial Public Offering (“IPO”) as defined below, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The
Company will generate non-operating income in the
form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).
The Company’s sponsor is CITIC Capital Acquisition LLC, a Cayman Islands limited liability company (the “Sponsor”).
Financing
The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020. On February 13, 2020, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 27,600,000 units (each, a “Unit” and collectively, the “Units”), including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $276 million, and incurring offering costs of approximately $15.70 million, inclusive of $9.66 million in deferred underwriting commissions (Note 3). The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and a $7.52 million private placement of warrants (the “Private Placement Warrants”) (Note 4). Upon the closing of the Initial Public Offering and the Private Placement, $276 million was held in a trust account (discussed below). As of June 30, 2021, the Company had approximately $126,622 in cash held outside of the trust account (discussed below).
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
On June 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, CITIC Capital Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Quanergy Systems, Inc., a Delaware corporation (“Quanergy”).
At the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into Quanergy, the separate corporate existence of Merger Sub will cease and Quanergy will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”); as a result of the Merger, among other things, in the aggregate, a number of the Company’s ordinary shares (or a number shares of the Company’s common stock after its Domestication (as defined below), the “Quanergy PubCo common stock”) equal to the quotient obtained by dividing (x)
$970,000,000 by (y) $10.00 will be issued or issuable to holders of outstanding Quanergy capital stock, including any shares of Quanergy capital stock issued or issuable pursuant to exercise or conversion of any warrants or convertible notes, and Quanergy equity awards, calculated using the treasury stock method of accounting; and upon the effective time of the Merger (the “Effective Time”), the Company will immediately be renamed “Quanergy Systems, Inc.”
The Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the initial Business Combination and the other transactions contemplated thereby.
The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of the Company and Quanergy, (ii) effectiveness of the proxy / registration statement on Form
S-4
to be filed by the Company in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the

achievement of CFIUS clearance (as contemplated by the Merger Agreement), (iv) receipt of approval for listing on the NYSE of the shares of Quanergy PubCo common stock to be issued in connection with t
h
e Merger, (v) that after redemption, the Company’s net tangible assets shall be no less than $5,000,001 upon Closing and (vi) the absence of certain injunctions.
Other conditions to Quanergy’s obligations to consummate the Merger include, among others, that as of the Closing, (i) the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”), and (ii) the amount of cash available in (x) the Trust Account, following the extraordinary general meeting, into which substantially all of the proceeds of the Company’s initial public offering and private placements of its warrants have been deposited for the benefit of the Company, certain of its public shareholders and the underwriters of the Company’s initial public offering, after deducting the amount required to satisfy the Company’s obligations to its shareholders (if any) that exercise their rights to redeem their Class A Ordinary Shares pursuant to the Companies Act (as revised) of the Cayman Islands the Company’s Amended and Restated Memorandum and Articles of Association ( the “Cayman Constitutional Documents”) (the “Trust Amount”) plus (y) the PIPE Investment (as defined below), is at least equal to
$175,000,000.
The Company has entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors, including, among others, certain existing equityholders of Quanergy (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo common stock at $10.00 per share for an aggregate commitment amount of $40 million (the “PIPE Investment Amount”).
Liquidity
As of June 30, 2021, the Company had cash outside the Trust Account of $126,622 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the Initial Public Offering (as described in Note 4) and the remaining net proceeds from the Initial Public Offering and Private Placement (as described in Note 3 and 4).
The Company anticipates that the $126,622
outside of the Trust Account as of June 30, 2021, as well as the Working Capital Loans (as defined in Note 4), will be sufficient to allow the Company to operate for at least as of February 13, 2022, assuming that a Business Combination is not consummated before February 13, 2022. In addition, on June 21, 2021, the Company has entered into the Subscription Agreements with PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo common stock at $10.00 per share for an aggregate commitment amount of $40 million.
 The PIPE Investment Amounts will be used to pay the expenses related to the Business Combination with Quanergy.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 30, 2021.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 12, 2020, the Company’s Current Reports
on Form 8-K, as filed
with the SEC on February 13, 2020, February 20, 2020, and March 30, 2020, as well as the Company’s Current Reports on Form
10-K/A,
as filed with the SEC on May 25, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Investments Held in Trust Account
At June 30, 2021 and December 31, 2021, the assets held in the Trust Account were held in money market funds. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 23,737,477 and 22,747,963 Class A ordinary shares subject to possible redemption were
presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets respectively.
Net Income (loss) per Ordinary Share
The Company’s condensed statement of operations includes a prese
n
tation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of
income (loss) per share. Net income per common share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account and the gain on the sale of marketable securities totaling $13,780 and $1,831,868 for the six months ended June 30, 2021 and June 30, 2020 by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance.
Net income per ordinary share, basic and diluted
for Class B non-redeemable ordinary
share is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares
outstanding for the
period. Class B non-redeemable ordinary shares
includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, other than the derivative warrant liability.
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
The Company’s private warrants liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. See Note 6 for additional information on assets and liabilities measured at fair value.
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
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
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
As of June 30, 2021 and December 31, 2020, the Sponsor holds 6,002,500 Founder Shares. The initial shareholders had agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of June 30, 2021, the underwriter had exercised its over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.
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
Related Party Advances
As of June 30, 2021 and December 31, 2020, the amount due to related parties was $385,366 and $55,931. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses (as described below – Administrative Support Agreement), merger related expenses and deferred offering costs paid by the related parties on behalf of the Company.
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
Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 of administrative services under this arrangement, respectively. For the three and six months ended June 30, 2020, the Company incurred $45,714 and $15,714 of administrative services under this arrangement, respectively. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
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

Registration Rights
The holders of Founder Shares, Private Plac
e
ment Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement dated as of February 10, 2020. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the
securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Note 6—Recurring Fair Value Measurements
As of June 30, 2021, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $277,859,656 which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$277,859,656	$277,859,656	$—	$—

	$277,859,656	$277,859,656	$—	$—

Liabilities:
Warrant Liabilities—Public Warrants	$14,628,000	$14,628,000	—	—
Warrant Liabilities—Private Warrants	$8,347,200	—	—	$8,347,200
	$22,975,200	$14,628,000	—	$8,347,200

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
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations. The Private Warrants were initially valued and continue to be valued using a Black Scholes Option Pricing Model.
The Private Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from the post-merger announced publicly traded warrants for comparable SPAC companies as of the valuation date. A Monte Carlo Simulation Method was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, including June 30, 2021 and December 31, 2020, the closing price of the public warrants was used as the fair value as of each relevant date.
The key inputs into the Black Scholes Option Pricing Model for the Private Warrants were as follows at each of the following balance sheet dates:

Input	December 31, 2020	June 30, 2021
Risk-free interest rate	0.47%	0.99%
Expected term (years)	5.00	5.00
Expected volatility	22.0%	17.0%
Dividend yield	0.0%	0.0%
Exercise price	$11.50	$11.50
Asset Price	$10.48	$9.91

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$13,160,000	$23,460,000	$36,620,000
Change in valuation inputs or other assumptions	(4,812,800)	(8,832,000)	(12,428,400)

Fair value as of June 30, 2021	$8,347,200	$14,628,000	$22,975,200

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2021.
Note 7—Shareholders’ Equity
Class
 A Ordinary Shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 3,862,523 and 4,852,037 Class A ordinary shares outstanding, excluding 23,737,477 and 22,747,963 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.
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
Preferred Shares
—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.
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
Recent Developments
On June 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, CITIC Capital Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Quanergy Systems, Inc., a Delaware corporation (“Quanergy”).
At the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, (x) in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into Quanergy, the separate corporate existence of Merger Sub will cease and Quanergy will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”);
As a result of the Merger, among other things, in the aggregate, a number of shares of Quanergy PubCo common stock (as defined below) equal to the quotient obtained by dividing (x) $970,000,000 by (y) $10.00 will be issued or issuable to holders of outstanding Quanergy capital stock, including any shares of Quanergy capital stock issued or issuable pursuant to exercise or conversion of any warrants or convertible notes, and Quanergy equity awards, calculated using the treasury stock method of accounting; and upon the effective time of the Merger (the “Effective Time”), the Company will immediately be renamed “Quanergy Systems, Inc.”
Results of Operations
Our entire activity from inception up to June 30, 2021 was related to our formation and the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income
in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.
For the three months ended June 30, 2021, we had a net loss of $1,876,059, which was comprised of operating costs of $3,099,387, interest income of $6,928 from investments in our Trust Account and $1,216,400 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.
For the six months ended June 30, 2021, we had a net income of $9,895,145, which was comprised of operating costs of $3,763,435, interest income of $13,780 from investments in our Trust Account and $13,644,800 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, insurance expenses and merger related expense.
For the three months ended June 30, 2020, we had a net income of $1,446,495, which was comprised of operating costs of $165,209, interest income of $69,247 from investments in our Trust Account, warrants issuance costs of $343 and unrealized gain on fair value changes of warrants of $1,542,800. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expense.

For the six months ended June 30, 2020, we had a net income of $10,432,870, which was comprised of operating costs of $213,745, interest income of $474,757 from investments in our Trust Account, realized gain from sale of treasury securities of $1,357,111, warrants issuance costs of $1,044,453, excess of the fair value of private placement warrants over cash received $2,932,800 and unrealized gain on fair value changes of warrants of $12,792,000. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expense.
Liquidity and Capital Resources
Our liquidity needs have been satisfied prior to the completion of this offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor and $300,000 in loans from our sponsor, which were repaid upon our initial public offering and not outstanding as of June 30, 2021, and the remaining net proceeds from our offering and private placements.
As of June 30, 2021, we had cash outside the Trust Account of $126,622 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the trust account was available to be withdrawn.
We anticipate that the $126,622 outside of the Trust Account as of June 30, 2021, as well as the Working Capital Loans (as defined in Note 4), will be sufficient to allow the us to operate for at least as of February 13, 2022, assuming that a Business Combination is not consummated before February 13, 2022. In addition, on June 21, 2021, we entered into the Subscription Agreements with PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo common stock at $10.00 per share for an aggregate commitment amount of $40 million. The PIPE Investment Amounts will be used to pay the expenses related to the Business Combination with Quanergy.
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
As of June 30, 2021, we did not have
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective. as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
None.
ITEM 1A. RISK FACTORS.
There are no material changes to the risk factors in our most recent Quarterly Report on Form
10-Q
as filed with the SEC on May 25, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
On November 14, 2019, the sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 founder shares. Effective December 10, 2019, the sponsor transferred 718,750 founder shares to Henri Arif for a purchase price of $3,125 (the same per-share
price initially paid by the sponsor), resulting in the sponsor holding 5,031,250 founder shares. On February 10, 2020, we effected a sharemcapitalization of 1,150,000 Class B ordinary shares and as a result, Mr. Arif now holds 862,500 founder shares. On May 6, 2020, the Sponsor transferred 22,000 founder shares to Ross Haghighat, the Company’s independent director for no consideration. On February 10, 2021, the Sponsor appointed Mark B. Segall as an independent director and transferred 13,000 Founder Shares to Mr. Segall, resulting in the Sponsor holding 6,002,500 Founder Shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Index

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIC CAPITAL ACQUISITION CORP.

Date: August 13, 2021		/s/ Fanglu Wang
	Name:	Fanglu Wang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2021		/s/ Eric Chan
	Name:	Eric Chan
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)