Form 10-Q
period 2021-09-30
CITIC Capital Acquisition Corp.
filed 2021-11-15
CIK 1794621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
of the Exchange Act):    Yes  ☒    No  ☐
As of November
15
, 2021, there were 27,600,000 shares of Class A ordinary shares, par value $0.0001, and 6,900,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

CITIC CAPITAL ACQUISITION CORP.
Quarterly Report
on Form 10-Q

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Control and Procedures	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CITIC CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
Assets:	(Unaudited)
Cash	$61,344	$981,606
Prepaid expense s	143,511	16,589

Total current assets	204,855	998,195
Investments held in Trust Account	277,866,660	277,845,876

Total assets	$278,071,515	$278,844,071

Liabilities, Class A Ordinary Shares Subject To Possible Redemption And Shareholders’ Deficit
Liabilities:
Accounts payable and accrued expense s	$2,790,438	$28,509
Due to related parties	840,938	55,931

Total current liabilities	3,631,376	84,440
Deferred underwriting commissions	9,660,000	9,660,000
Warrant liability	16,850,320	36,620,000

Total liabilities	30,141,696	46,364,440

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares (at redemption value of $10.00 per share) at September 30, 2021 and December 31, 2020	276,000,000	276,000,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 0 shares (excluding 27,600,000 shares subject to possible redemption) issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,900,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(28,070,871)	(43,521,059)

Total shareholders’ deficit	(28,070,181)	(43,520,369)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$278,071,515	$278,844,071

The accompanying notes are an integral part of the Unaudited condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative expenses	$576,841	$168,293	$4,340,276	$382,038

Loss from operations	(576,841)	(168,293)	(4,340,276)	(382,038)
Other income (expenses):
Interest income and realized gain from sale from investments held in Trust Account	7,004	7,004	20,784	1,838,872
Warrants issuance costs	—	—	—	(1,044,453)
Excess of the fair value of private placement warrants over the cash received	—	—	—	(2,932,800)
Unrealized gain on fair value changes of warrants	6,124,880	(11,086,400)	19,769,680	1,705,600

Net income (loss)	$5,555,043	$(11,247,689)	$15,450,188	$(814,819)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	27,600,000	27,600,000	23,252,747

Basic and diluted net income (loss) per ordinary share, Class A	$0.16	$(0.33)	$0.45	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income (loss) per ordinary share, Class B	$0.16	$(0.33)	$0.45	$(0.03)

The accompanying notes are an integral part of the Unaudited condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021
(UNAUDITED)

	Ordinary Shares		Additional
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2019	6,900,000	$690	$24,310	$(22,966)	$2,034
Accretion for Class A ordinary shares to redemption amount	—	—	(24,310)	(32,991,297)	(33,015,607)
Net i ncome	—	—	—	8,986,375	8,986,375

Balance as of March 31, 2020 (Unaudited)	6,900,000	$690	$—	$(24,027,888)	$(24,027,198)

Net income	—	—	—	1,446,495	1,446,495

Balance as of June 30, 2020 (Unaudited)	6,900,000	$690	$—	$(22,581,393)	$(22,580,703)

Net loss	—	—	—	(11,247,689)	(11,247,689)

Balance as of September 30, 2020 (Unaudited)	6,900,000	$690	$—	$(33,829,082)	$(33,828,392)

	Ordinary Shares		Additional
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	6,900,000	$690	$—	$(43,521,059)	$(43,520,369)
Net i ncome	—	—	—	11,771,204	11,771,204

Balance as of March 31, 2021 (Unaudited)	6,900,000	$690	$—	$(31,749,855)	$(31,749,165)

Net loss	—	—	—	(1,876,059)	(1,876,059)

Balance as of June 30, 2021 (Unaudited)	6,900,000	$690	$—	$(33,625,914)	$(33,625,224)

Net income	—	—	—	5,555,043	5,555,043

Balance as of September 30, 2021 (Unaudited)	6,900,000	$690	$—	$(28,070,871)	$(28,070,181)

The accompanying notes are an integral part of the Unaudited condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from Operating Activities:
Net income (loss)	$15,450,188	$(814,819)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(20,784)	—
Excess of the fair value of private placement warrants over the cash received	—	2,932,800
Warrant issuance costs	—	1,044,453
Realized gain and interest earned on investment held in Trust Account	—	(1,838,872)
Unrealized gain/loss on fair value changes of warrants	(19,769,680)	(1,705,600)
Changes in current assets and current liabilities:
Prepaid expenses and other expenses	(126,922)	(51,462)
Accrued offering costs and expenses	2,761,929	75,897
Due to related party	785,007	(19,920)

Net cash used in operating activities	(920,262)	(377,523)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(276,000,000)

Net cash used in investing activities	—	(276,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	276,000,000
Proceeds from private placement	—	7,520,000
Repayment of Sponsor loan	—	(300,000)
Proceeds from promissory note to related party	—	—
Repayment of promissory note to related party	—	—
Payments of offering costs	—	(5,998,175)

Net cash provided by financing activities	—	277,221,825

Net Change in Cash	(920,262)	844,302
Cash – Beginning	981,606	300,000

Cash – Ending	$61,344	$1,144,302

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$9,660,000

Initial value of Class A ordinary shares subject to possible redemption	$—	$276,000,000

The accompanying notes are an integral part of the Unaudited condensed financial statements.

CITIC CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not

commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering described below, and, since the completion of the Initial Public Offering (“IPO”) as defined below, searching for a target to consummate a Business Combination and merger related expenses. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The Company will generate non-operating income in the form
of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).
The Company’s sponsor is CITIC Capital Acquisition LLC, a Cayman Islands limited liability company (the “Sponsor”).
Financing
The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020. On February 13, 2020, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 27,600,000 units (each, a “Unit” and collectively, the “Units”), including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $276 million, and incurring offering costs of approximately $15.70 million, inclusive of $9.66 million in deferred underwriting commissions (Note 4). The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and a $7.52 million private placement of warrants (the “Private Placement Warrants”) (Note 5). Upon the closing of the Initial Public Offering and the Private Placement, $276 million was held in a trust account (discussed below). As of September 30, 2021, the Company had approximately $61,344 in cash held outside of the trust account (discussed below).
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
At the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into Quanergy, the separate corporate existence of Merger Sub will cease and Quanergy will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”); as a result of the Merger, among other things, in the aggregate, a number of the Company’s ordinary shares (or a number of the Company’s ordinary share after its Domestication (as defined below), the “Quanergy PubCo ordinary share”) equal to the quotient obtained by dividing (x) $970,000,000 by (y) $10.00 will be issued or issuable to holders of outstanding Quanergy capital stock, including any shares of Quanergy capital stock issued or issuable pursuant to exercise or conversion of any warrants or convertible notes, and Quanergy equity awards, calculated using the treasury stock method of accounting; and upon the effective time of the Merger (the “Effective Time”), the Company will immediately be renamed “Quanergy Systems, Inc.”
The Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the initial Business Combination and the other transactions contemplated thereby.
The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of the Company and Quanergy, (ii) effectiveness of the proxy / registration statement on
Form S-4 to
be filed by the Company in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the achievement of CFIUS clearance (as contemplated by the Merger Agreement), (iv) receipt of approval for listing on the NYSE of the Quanergy PubCo ordinary shares to be issued in connection with the Merger, (v) that after redemption, the Company’s net tangible assets shall be no less than $5,000,001 upon Closing and (vi) the absence of certain injunctions.
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
The Company has entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors, including, among others, certain existing equityholders of Quanergy (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo ordinary shares at $10.00 per share for an aggregate commitment amount of $40 million (the “PIPE Investment Amount”).

Liquidity
As of September 30, 2021, the Company had cash outside the Trust Account of $61,344 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the Initial Public Offering (as described in Note 4) and the remaining net proceeds from the Initial Public Offering and Private Placement (as described in Note 4 and 5).
The Company anticipates that the $61,344 outside of the Trust Account as of September 30, 2021, as well as the Working Capital Loans (as defined in Note 5), will be sufficient to allow the Company to operate for at least as of February 13, 2022, assuming that a Business Combination is not consummated before February 13, 2022. In addition, on June 21, 2021, the Company has entered into the Subscription Agreements with PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo ordinary shares at $10.00 per share for an aggregate commitment amount of $40 million. The PIPE Investment Amounts will be used to pay the expenses related to the Business Combination with Quanergy.
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
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 13, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 30, 2021.
Note 2 — Revision of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001. The Company revisited its application of ASC
480-10-S99
on the Company’s financial statements. Subsequent to the
re-evaluation,
the Company’s management concluded that all of its Class A ordinary shares should be classified as temporary equity. The identified errors impacted the Company’s Annual report on form
10-K/A
filed on May 25, 2021 containing restatement of previously issued financial statements as of February 13, 2020, March 31, 2020, June 30, 2020, and September 30, 2020, and financial statements as of December 31, 2020, and Quarterly Report on Form
10-Q
filed on May 25, 2021 containing financial statements as of March 31, 2021 and Quarterly Report on Form 10-Q

filed on August 13, 2021 containing financial statements as of June 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to the aforementioned Form
8-K,
Form
10-Q
and Form 10-K reports. Accordingly, the Company has corrected such immaterial errors by adjusting its prior financial statements and classified all its Class A ordinary shares as temporary equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.
Impact of the Revision
The impact of the revision on the Company’s previously presented financial information contained in this report is presented below:

Balance Sheet as of December 31, 2020
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption at redemption value	$227,479,630	$48,520,370	$276,000,000
Shareholders’ equity (deficit)
Class A ordinary shares—$0.0001 par value	485	(485)	—
Class B ordinary shares—$0.0001 par value	690	—	690
Additional paid-in-capital	15,528,588	(15,528,588)	—
Accumulated Deficit	(10,529,762)	(32,991,297)	(43,521,059)

Total shareholders’ equity (deficit)	$5,000,001	$(48,520,370)	$(43,520,369)

Shares subject to possible redemption	22,747,963	4,852,037	27,600,000

Note 3—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 12, 2020, the

Company’s Current Reports on

Form 8-K,

as filed with the SEC on February 13, 2020, February 20, 2020, and March 30, 2020, as well as the Company’s Current Reports on

Form 10-K/A, as

filed with the SEC on May 25, 2021. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the

Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other

1
0

public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a n
o
nbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

companies but any such an election

to opt-out is

irrevocable. The Company has elected not

to opt-out of

such extended transition period, which means that when a standard is issued or revised and it has d
i
fferent application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three m
o
nths or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Investments Held in Trust Account
At September 30, 2021 and December 31, 2021, the assets held in the Trust Account were held in money market funds. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs
The Company complies with the requirements of FASB

ASC 340-10-S99-1

and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the Initial Public Offering. Offering costs amounting to $1,044,453 were allocated to public warrants and expensed, offering costs amounting to $14,661,607 were charged to temporary equity upon the completion of the Initial Public Offering. Immediately upon the cl
o
sing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

1
1

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 27,600,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets respectively.
Immediately upon the closing of the Initial Public Offering, the

Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in
capital (to the extent available) and

accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company has two classes of shares, which are referred to as Class

A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30,
202
1 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,444,034	$1,111,009	$12,360,150	$3,090,038

Denominator:
Weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net income per ordinary share	$0.16	$0.16	$0.45	$0.45

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net loss	$(8,998,151)	$(2,249,538)	$(628,360)	$(186,459)

Denominator:
Weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net income per ordinary share	$(0.33)	$(0.33)	$(0.03)	$(0.03)

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). ASC
 740
prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•  Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

1
3

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
FASB ASC 470-20, Debt with
Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary share and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary share.
Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update
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

All of the 34,500,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.
The Class A ordinary shares are accounted for in accordance to codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,354,000)
Ordinary share issuance costs	(14,661,607)

Plus:
Accretion of carrying value to redemption value	33,015,607

Contingently redeemable ordinary share	$276,000,000

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

1
6

As of September 30, 2021 and December 31, 2020, the Sponsor holds 6,002,500 Founder Shares. The initial shareholders had agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of September 30, 2021, the underwriter had exercised its over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.
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
Related Party Advances
As of September 30, 2021 and December 31, 2020, the amount due to related parties was $840,218 and $55,931, respectively. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses (as described below – Administrative Support Agreement), merger related expenses and deferred offering costs paid by the related parties on behalf of the Company.
Sponsor Loan
On December 9, 2019, the Sponsor loaned the Company $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the
“Note”). This loan was non-interest bearing and payable on
the earlier of December 31, 2020 or the completion of the Initial Public Offering. The full
$300,000 was repaid on February 13, 2020 and borrowings on the Note are no longer available to the Company.
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

1
7

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 of administrative services under this arrangement, respectively. For the three months ended September 30, 2020, the Company incurred $30,000 of administrative services under this arrangement. For the period from February 13, 2020 to

September 30, 2020, the Company $75,862 in such administrative services under this arrangement for the three and nine months ended September 30, 2020. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
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
Note 7—Recurring Fair Value Measurements
As of September 30, 2021, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $277,866,660 which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

1
8

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$277,866,660	$277,866,660	$—	$—

	$277,866,660	$277,866,660	$—	$—

Liabilities:
Warrant Liabilities—Public Warrants	$10,902,000	$10,902,000	$—	—
Warrant Liabilities—Private Warrants	5,948,320	—	—	$5,948,320

	$16,850,320	$10,902,000	$—	$5,948,320
The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$277,845,876	$277,845,876	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$23,460,000	$23,460,000	$—	$—
Warrant Liabilities—Private Warrants	13,160,000	—	—	13,160,000

	$36,620,000	$23,460,000	$—	$13,160,000
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
The Private Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from the post-merger announced publicly traded warrants for comparable SPAC companies as of the valuation date. A Monte Carlo Simulation Method was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, including September 30, 2021 and December 31, 2020, the closing price of the public warrants was used as the fair value as of each relevant date.

The key inputs into the Black Scholes Option Pricing Model for the Private Warrants were as follows at each of the following balance sheet dates:

Input	December 31, 2020	September 30, 2021
Risk-free interest rate	0.47%	1.04%
Expected term (years)	5.00	5.00
Expected volatility	22.0%	13.0%
Dividend yield	0.0%	0.0%
Exercise price	$11.50	$11.50
Asset Price	$10.48	$9.97
The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$13,160,000	$23,460,000	$36,620,000
Change in valuation	(7,211,680)	(12,558,000)	(19,769,680)
Fair value as of September 30, 2021	$5,948,320	$10,902,000	$16,850,320
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended September 30, 2021.
Note 8—Shareholders’ Equity
 (Deficit)
Preferred Shares
—The Company is authorized to issue 1,000,000 preferred

shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no Class A ordinary shares outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one
basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate,

20
% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis
.

2
0

Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.
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

2
1

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
As a result of the Merger, among other things, in the aggregate, a number of shares of Quanergy PubCo ordinary share (as defined below) equal to the quotient obtained by dividing (x) $970,000,000 by (y) $10.00 will be issued or issuable to holders of outstanding Quanergy capital stock, including any shares of Quanergy capital stock issued or issuable pursuant to exercise or conversion of any warrants or convertible notes, and Quanergy equity awards, calculated using the treasury stock method of accounting; and upon the effective time of the Merger (the “Effective Time”), the Company will immediately be renamed “Quanergy Systems, Inc.”
Results of Operations
Our entire activity from inception up to September 30, 2021 was related to our formation and the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in
the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.
For the three months ended September 30, 2021, we had a net income of $5,555,043, which was comprised of operating costs of $576,841, interest income of $7,004 from investments in our Trust Account and $6,124,880 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expenses.
For the nine months ended September 30, 2021, we had a net income of $15,450,188, which was comprised of operating costs of $4,340,276, interest income of $20,784 from investments in our Trust Account and $19,769,680 of unrealized gain on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, insurance expenses and merger related expense.
For the three months ended September 30, 2020, we had a net loss of $11,247,689, which was comprised of operating costs of $168,293, interest income of $7,004 from investments in our Trust Account and $11,086,400 of unrealized loss on fair value changes of warrants. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expense.
For the nine months ended September 30, 2020, we had a net loss of $814,819, which was comprised of operating costs of $382,038, interest income of $481,761 from investments in our Trust Account, and realized gain from sale of treasury securities of $1,357,111, excess of the fair value of private placement warrants over the cash received of $2,932,800, $1,705,600 of unrealized gain on fair value changes of warrants and warrants issuance costs of $1,044,453. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expense.

Liquidity and Capital Resources
Our liquidity needs have been satisfied prior to the completion of this offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor and $300,000 in loans from our sponsor, which were repaid upon our initial public offering and not outstanding as of September 30, 2021, and the remaining net proceeds from our offering and private placements.
As of September 30, 2021, we had cash outside the Trust Account of $61,344 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the trust account was available to be withdrawn.
We anticipate that the $61,344 outside of the Trust Account as of September 30, 2021, as well as the Working Capital Loans (as defined in Note 5), will be sufficient to allow the us to operate for at least as of February 13, 2022, assuming that a Business Combination is not consummated before February 13, 2022. In addition, on June 21, 2021, we entered into the Subscription Agreements with PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo ordinary shares at $10.00 per share for an aggregate commitment amount of $40 million. The PIPE Investment Amounts will be used to pay the expenses related to the Business Combination with Quanergy.
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

Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 3—Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
Class A Ordinary Shares Subject to Possible Redemption
We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “
Distinguishing Liabilities from Equity
.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 27,600,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets respectively.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (loss) per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
and 15d-15 (e)
under the Exchange Act) were effective as of September 30, 2021.

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
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management concluded that the material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to our accounting for complex transactions, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management’s assessment of these actions, which we believe remediated the material weakness in internal control over financial reporting, was completed as of September 30, 2021.
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

CITIC CAPITAL ACQUISITION CORP.

Date: November 15, 2021		/s/ Fanglu Wang
	Name:	Fanglu Wang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 15, 2021		/s/ Eric Chan
	Name:	Eric Chan
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

29