Form 10-K/A
period 2020-12-31
CITIC Capital Acquisition Corp.
filed 2021-12-13
CIK 1794621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
As of December 13, 2021, the Registrant had
27,600,000
of its Class A ordinary shares, $0.0001 par value per share, and
6,900,000
of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K
to “we,” “us,” the “Company” or “our company” are to CITIC Capital Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form
10-K/A
amends the Annual Report on Form
10-K
of CITIC Capital Acquisition Corp., for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”) and the Amendment No. 1 to the Annual Report on Form
10-K/A
of CITIC Capital Acquisition Corp., for the fiscal year ended December 31, 2020, as filed with the SEC on May 25, 2021 (“Amendment No. 1”).
In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.
Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued (i) audited balance sheet as of February 13, 2020, as previously revised in the Company’s Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021 and (ii) audited financial statements for the year ended December 31, 2020, as previously revised in the Company’s Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021 should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
We are filing this Amendment No. 2 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Public Shares as disclosed in the Original Filing, and Item 9A, Controls and Procedures.

The above changes did not have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 2 should be read in conjunction with the Original Filing and Amendment No.1 and with our other filings with the SEC subsequent to the Original Filing and Amendment No. 1.
This Amendment No. 2 reflects events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment No. 2 may include, for example, statements about:

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

•
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
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
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
The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 9/F, East Tower, Genesis Beijing, No. 8 Xinyuan South Road, Chaoyang District, Beijing 100027, People’s Republic of China or by telephone at +86 10 5802 3889.
ITEM 1A. RISK FACTORS.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment No. 2, the prospectus associated with our public offering and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
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
`The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one
basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one
basis.
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
`We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.
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
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business-Effecting our initial business combination-Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
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
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A ordinary share issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A ordinary share is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,800,000 public warrants and 7,520,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
Our management concluded that we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
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
As a result of the material weaknesses in our internal control over financial reporting and the change in accounting for the Public Shares, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary share held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary share held by non-affiliates
exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
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
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Amendment No. 2. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Amendment No. 2.
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
Offering Costs Disclose the offering costs that were expensed, restated
We comply with the requirements of Accounting Codification (“ASC”)
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5 A, “Expenses of Offering.” standards. We incurred offering costs in connection with our Public Offering of approximately $15,700,000 consisting principally of underwriter discounts of $15,180,000 (including approximately $9,660,000 of which payment is deferred) and approximately $526,000 of professional, printing, filing, regulatory and other costs. Approximately $26,000 of such offering expenses were accrued but unpaid as of December 31, 2020. Accordingly, as of December 31, 2020, 27,600,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the temporary equity section of the Company’s audited balance sheet.
Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed at the time of IPO closing. As of December 31,2020, offering costs amounting to $1,044,453 were expensed, offering costs amounting to $14,661,607 were charged to temporary equity.
Redeemable Ordinary Shares, restated
All 27,600,000 Class A ordinary shares sold as part of the units in the Public Offering contain a redemption feature under which holders of Class A ordinary shares may, two business days prior to the consummation of a Business Combination, redeem their Class A ordinary shares for a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account but not previously released to the Company to fund its working capital requirements (subject to an annual limit of $250,000) and/or to pay taxes, divided by the number of then outstanding Class A ordinary shares. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within an entity’s control require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, as of December 31, 2020, all of the 27,600,000 Class A ordinary shares included in the Units were classified outside of permanent equity.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Citic Capital Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020 and the period from September 9, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from September 9, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 13, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, New York
May 24, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 13, 2021

CITIC CAPITAL ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2020 (As Restated)	2019
Assets:
Cash	$981,606	$300,000
Prepaid expenses	16,589	—
Total current assets	998,195	300,000
Deferred offering costs	—	87,885
Investments held in Trust Account	277,845,876	—

Total assets	$278,844,071	$387,885

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Liabilities:
Accounts payable and accrued expenses	$28,509	$—
Due to related parties	55,931	85,851
Advance from Sponsor	—	300,000
Total current liabilities	84,440	385,851
Deferred underwriting commissions	9,660,000	—
Warrant liabilities	36,620,000	—
Total liabilities	46,364,440	385,851
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 27,600,000 shares and 0 shares at December 31, 2020 and 2019, respectively (at redemption value of $10.00 per share)	276,000,000	—
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 0 shares (excluding 27,600,000 shares subject to possible redemption) issued and outstanding at December 31, 2020 and 0 shares issued and outstanding at December 31, 2019	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,900,000 shares issued and outstanding at December 31, 2020 and 2019	690	690
Additional paid-in capital	—	24,310
Retained earnings (accumulated deficit)	(43,521,059)	(22,966)

Total shareholders’ (deficit) equity	(43,520,369)	2,034

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$278,844,071	$387,885

The accompanying notes are an integral part of the financial statements.

F-

CITIC CAPITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020 (As Restated)	For the period from September 9, 2019 (inception) through December 31, 2019
General and administrative expenses	$562,220	$22,966

Loss from operations	(562,220)	(22,966)
Other Income (expense):
Excess of the fair value of the private placement warrants over the cash received	(2,932,800)	—
Warrant issuance costs	(1,044,453)	—
Change in fair value or warrant liabilities	(7,813,200)	—
Interest income and realized gain from sale of treasury securities	1,845,877	—

Net loss	$(10,506,796)	$(22,966)

Weighted average shares outstanding of Class A ordinary shares	24,348,493	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.34)	$—

Weighted average shares outstanding of Class B ordinary shares	6,900,000	6,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.34)	$(0.00)

The accompanying notes are an integral part of the financial statements.

F-4
0

CITIC CAPITAL ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of September 9, 2019 (inception)	—	$—		$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor at approximately $0.004 per share	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(22,966)	(22,966)
Balance as of December 31, 2019	—	$—	6,900,000	$690	$24,310	$(22,966)	$2,034
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,310)	(32,991,297)	(33,015,607)
Net loss	—	—	—	—	—	(10,506,796)	(10,506,796)
Balance as of December 31, 2020 (As Restated)	—	$—	6,900,000	$690	$—	$(43,521,059)	(43,520,369)

The accompanying notes are an integral part of the financial statements.

F-4
1

CITIC CAPITAL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020 (As Restated)	For the period from September 9, 2019 (inception) through December 31, 2019
Cash Flows from Operating Activities:
Net (loss)	$(10,506,796)	$(22,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain and interest earned on investment held in Trust Account	(1,845,876)	—
Excess of the fair value of the private placement warrants over the cash received	2,932,800	—
Warrant issuance costs	1,044,453	—
Change in fair value of warrant liabilities	7,813,200	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,589)	—
Accounts payable and accrued expenses	28,509	—
Due to related parties	10,080	22,966
Net cash used in operating activities	(540,219)	—
Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering	276,000,000	—
Proceeds from private placement	7,520,000	—
Repayment of Sponsor loan	(300,000)	300,000
Payments of offering costs	(5,998,175)	—
Net cash provided by financing activities	277,221,825	300,000
Net Change in Cash	681,606	300,000
Cash - Beginning	300,000	—
Cash - Ending	$981,606	$300,000

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions charged to additional paid in capital	$9,660,000	$—

Deferred offering costs paid by sponsor in exchange for founder shares	$—	$25,000

Increase in due to related party for deferred offering costs	$—	$62,885

The accompanying notes are an integral part of the financial statements.

F-4
2

CITIC CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020
Note
1-Description
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

F-4
3

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

F-4
4

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
Note 2 - Restatement of Previously Issued Financial Statements
In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. In the Company’s previously issued financial statements, a portion of the Class A ordinary shares issued in the IPO (“Public Shares”) was classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001.
In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Quarterly Report on
Form 10-Q,
filed with the SEC on November 15, 2021 (the “2021 Q3
Form 10-Q”),
the Company
re-evaluated
ASC
480-10-S99,
and concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. As a result of the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also has restated its earnings per ordinary share calculation to allocate income and losses pro rata between the two classes of ordinary shares. This presentation shows both classes of ordinary shares share pro rata in the income and losses of the Company.
The change impacted the Company’s Annual report on Form 10-K/A filed on May 25, 2021 containing restatement of previously issued financial statements as of February 13, 2020, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 (as described in Note 4), and Quarterly Report on Form 10-Q as of
March
31, 2021 filed on May 25, 2021 and Quarterly Report on Form 10-Q as of June 30, 2021 filed on August 13, 2021.
The Company’s management and the audit committee of the Company’s Board of
Directors
concluded that it is to restate the Company’s previously issued financial statements in Annual report on Form 10-K/A filed on May 25, 2021, and Quarterly Report on Form 10-Q as of March 31, 2021 filed on May 25, 2021 and Quarterly Report on Form 10-Q as of June 30, 2021 filed on August 13, 2021. The restated reported values of the Class A ordinary shares subject to possible redemption as accounted for under ASC 480-10-S99 are included in the financial statements herein. The Company’s Initial Public Offering is restated in Note 4.
The following tables summarize the effect of the restatement on each financial statement in Annual report on Form 10-K/A filed on May 25, 2021 as of February 13, 2020, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 line item as of the dates, and for the period, indicated:

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Balance Sheet as of February 13, 2020
Class A Ordinary shares subject to possible redemption	$234,052,236	$41,947,764	$276,000,000
Class A Ordinary shares, $0.0001 par value	$419	$(419)	$—
Additional Paid in Capital	$8,998,141	$(8,998,141)	$—
Accumulated Deficit	$(3,999,245)	$(32,949,204)	$(36,948,449)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(41,947,764)	$(36,947,759)
Number of shares subject to redemption	23,405,224	4,194,776	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Balance Sheet as of March 31, 2020 (unaudited)

Class A Ordinary share s subject to possible redemption	$246,977,618	$29,022,382	$276,000,000
Class A Ordinary shares, $0.0001 par value	$290	$(290)	$—
Additional Paid in Capital	$(3,964,388)	$3,964,388	$—
Retained Earnings (Accumulated Deficit)	$8,963,409	$(32,986,480)	$(24,023,071)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(29,022,382)	$(24,022,381)
Number of shares subject to redemption	24,697,762	2,902,238	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Operations For the three months ended March 31, 2020 (unaudited)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	(13,186,667)	14,413,333
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,474,725	425,275	6,900,000
Basic and diluted net income per ordinary share, Class A	$0.06	$0.36	$0.42
Basic and diluted net income per ordinary share, Class B	$1.12	$(0.70)	$0.42

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Cash Flows for the three months ended March 31, 2020
Supplemental disclosure of cash flow information:
Initial value of Class A ordinary shares subject to possible redemption	$264,535,214	$(264,535,214)	$—

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Balance Sheet as of June 30, 2020 (unaudited)
Class A Ordinary shares subject to possible redemption	$248,419,296	$27,580,704	$276,000,000
Class A Ordinary shares, $0.0001 par value	$276	$(276)	$—
Additional Paid in Capital	$(5,410,869)	$5,410,869	$—
Retained Earnings (Accumulated Deficit)	$10,409,904	$(32,991,297)	$(22,581,393)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(27,580,704)	$(22,580,703)
Number of shares subject to redemption	24,841,930	2,758,070	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Adjusted
Statement of Operations For the three months ended June 30, 2020
Basic and diluted net income per ordinary share, Class A	$—	$0.04	$0.04
Basic and diluted net loss per ordinary share, Class B	$(0.20)	$0.24	$0.04

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Operations For the six months ended June 30, 2020 (unaudited)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	(6,556,906)	21,043,094
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,687,363	212,637	6,900,000
Basic and diluted net income per ordinary share, Class A	$0.07	$0.30	$0.37
Basic and diluted net (loss) income per ordinary share, Class B	$1.29	$(0.92)	$0.37

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Cash Flows for the six months ended June 30, 2020
Supplemental disclosure of cash flow information:
Initial value of Class A ordinary shares subject to possible redemption	$264,434,096	$(264,434,096)	$—

	As Previously Restated in the First Amended Filing	Adjustment	As Restated As Adjusted
Balance Sheet as of September 30, 2020 (unaudited)
Class A Ordinary share s subject to possible redemption	$237,171,607	$38,828,393	$276,000,000
Ordinary shares Class A, $0.0001 par value	$388	$(388)	$—
Additional Paid in Capital	$5,836,708	$(5,836,708)	$—
Accumulated Deficit	$(837,785)	$(32,991,297)	$(33,829,082)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(38,828,393)	$(33,828,392)
Number of shares subject to redemption	23,717,161	3,882,839	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Adjusted
Statement of Operations For the three months ended September 30, 2020
Basic and diluted net income per ordinary share, Class A	$—	$(0.33)	$(0.33)
Basic and diluted net loss per ordinary share, Class B	$(1.63)	$1.30	$(0.33)

	As Previously Restated in the First Amended Filing	Adjustment	As Restated As Adjusted
Statement of Operations For the nine months ended September 30, 2021 (unaudited)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	(4,347,253)	23,252,747
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,758,759	141,241	6,900,000
Basic and diluted net income (loss) per ordinary share, Class A	$0.07	$(0.10)	$(0.03)
Basic and diluted net loss per ordinary share, Class B	$(0.39)	$0.36	$(0.03)

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Cash Flows for the nine months ended September 30, 2020
Supplemental disclosure of cash flow information:
Initial value of Class A ordinary shares subject to possible redemption	$264,272,806	$(264,272,806)	$—
Note 3 – Summary of Significant Accounting Policies
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
Offering Costs, restated
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (SAB) Topic
5A-“Expenses
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 27,600,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

F-

Net Loss per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The 21,320,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the twelve months ended December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the year December 31, 2020		For the period from September 9, 2019 (inception) through December 31, 2019
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(8,186,784)	$(2,320,012)	$—	$(22,966)
Denominator:
Weighted-average shares outstanding	24,348,493	6,900,000	—	6,000,000

Basic and diluted net loss per share	$(0.34)	$(0.34)	$—	$(0.00)

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

F-5
0

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
Note 4 – Initial Public Offering, restated
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
All of the 27,600,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary share
s
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
capital and accumulated deficit.
As of December 30, 2020, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(18,354,000)
Ordinary share issuance costs	(14,661,607)
Plus:
Accretion of carrying value to redemption value	33,015,607

Class A ordinary shares subject to possible redemption	$276,000,000

F-5
1

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
The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to

% of the higher of the Market Value and the Newly Issued Price.
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

F-5
2

Note 5 – Related Party Transactions
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
Related Party Advances
As of December 31, 2020 and 2019, the amount due to related parties was $55,931 and $85,851, respectively. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses (as described below-Administrative Services Agreement), and deferred offering costs paid by the related parties on behalf of the Company.
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

F-5
3

Note 6 – Commitments & Contingencies
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
7-
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

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$277,845,876	$277,845,876	$—	$—
Liabilities:
Warrant Liabilities-Public Warrants	$23,460,000	$23,460,000	—	—
Warrant Liabilities-Private Warrants	$13,160,000	—	—	$13,160,000
	$36,620,000	$23,460,000	—	$13,160,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.
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

F-5
4

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
Note 8 – Shareholder’s Equity
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2019, there were no Class A ordinary shares issued or outstanding. As of December 31, 2020, 27,600,000 Class A ordinary shares are subject to possible redemption.
Class
 B Ordinary Shares
-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2020 and 2019, there were 6,900,000 Class B ordinary shares issued and outstanding.
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
one-for-one
basis.

F-5
5

Preferred Shares
-The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020 and 2019, there were no preferred shares issued or outstanding.
Note 9 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and has concluded that other than the events disclosed below and restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 10, 2021, the Company appointed Mark B. Segall as an independent director and CITIC Capital Acquisition LLC, the Company’s Sponsor, transferred 13,000 Founder Shares to Mr. Segall.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of December 31, 2020 because of a material weakness in our internal control over financial reporting due to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Controls Over Financial Reporting.” In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
The Company identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2020. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained since issuance of the Class A ordinary shares and warrants on February 13, 2020.
We do not expect that our disclosure controls and procedures going forward will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Amendment No. 2 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the fourth quarter of the fiscal year covered by this Amendment No. 2, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been previously identified.
Management has implemented remediation steps to address the circumstances causing this restatement and to enhance our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

F-5
6

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
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Messrs. Arif, Haghighat and Segall are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
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
Code of Business Conduct and Ethics and Committee Charters
Prior to the consummation of our public offering, we adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Amendment No. 2 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
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

Name and Address of Beneficial Owner (1)	Number of Class A Ordinary Shares Beneficially Owned	Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned (2)	Percentage of Outstanding Class B Ordinary Shares
CITIC Capital Acquisition LLC (3)	—	—	6,002,500	87.0%
Fanglu Wang	—	—	—	—
Eric Chan	—	—	—	—
Henri Arif	—	—	862,500	10.9%
Ross Haghighat	—	—	22,000	*
Mark B. Segall	—	—	13,000	*
All officers and directors as a group (five individuals)	—	—	897,500	13.0%
Glazer Capital, LLC and Paul J. Glazer (4)	1,573,539	5.7%	—	—
Hudson Bay Capital Management LP and Sander Gerber (5)	2,031,555	7.4%	—	—
Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander (6)	1,477,813	5.4%	—	—
Periscope Capital Inc. (7)	1,687,604	6.1%	—	—

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 9/F, East Tower, Genesis Beijing, No. 8 Xinyuan South Road, Chaoyang District, Beijing 100027, People’s Republic of China.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees for professional services provided by our independent registered public accounting firm since inception include:

For the Year Ended December 31, 2020
Audit Fees (1)	$111,020
Audit-Related Fees (2)	$—
Tax Fees (3)	$—
All Other Fees (4)	$—
Total Fees	$111,020

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

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-236006), filed with the SEC on January 22, 2020).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-236006), filed with the SEC on January 22, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-236006), filed with the SEC on January 22, 2020).

4.4	Warrant Agreement between CITIC Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of February 10, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-39222), filed with the SEC on March 31, 2021).

10.1	Letter Agreement among CITIC Capital Acquisition Corp., CITIC Capital Acquisition LLC. and each of the officers and directors of CITIC Capital Acquisition Corp., dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

Exhibit Number	Description

10.2	Investment Management Trust Agreement between CITIC Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

10.3	Registration Rights Agreement among CITIC Capital Acquisition Corp., CITIC Capital Acquisition LLC and the holders signatory thereto, dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

10.4	Private Placement Warrants Purchase Agreement between CITIC Capital Acquisition Corp. and CITIC Capital Acquisition LLC, dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

10.5	Administrative Services Agreement by and among CITIC Capital Acquisition Corp. and CITIC Capital Acquisition LLC, dated as of February 10, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

10.6	Letter Agreement by and between CITIC Capital Acquisition Corp. and Ross Haghighat, dated as of May 7, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on May 7, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 13, 2021
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

Name	Title	Date

/s/ Fanglu Wang Fanglu Want	Chief Executive Officer and Director	December 13, 2021

/s/ Eric Chan Eric Chan	Chief Financial Officer and Director	December 13, 2021

/s/ Henri Arif Henri Arif	Director	December 13, 2021

/s/ Ross Haghighat Ross Haghighat	Director	December 13, 2021

/s/ Mark B. Segall Mark B. Segall	Director	December 13, 2021

F-66