Form 10-Q/A
period 2021-09-30
CITIC Capital Acquisition Corp.
filed 2021-12-13
CIK 1794621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM
10-Q/A

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
December
13
,
2021, there were 27,600,000 shares of Class A ordinary shares, par value $0.0001, and 6,900,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
CITIC Capital Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).
Background of Restatement
The Company has
re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on February 13, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Articles”). Pursuant to such re-evaluation,
the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles.
Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited condensed financial statements as of, and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form
10-Q
for the period ended March 31, 2021, filed with the SEC on May 25, 2021and (ii) unaudited condensed financial statements as of, and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form
10-Q
for the period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form
10-Q/A.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form
10-Q/A,
and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December
13
, 2021, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q/A,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-Q/A.

CITIC CAPITAL ACQUISITION CORP.
Amendment No. 1 to Quarterly Report
on Form 10-Q/A

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

CITIC CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021
(UNAUDITED)

	Ordinary Shares		Additional
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2019	6,900,000	$690	$24,310	$(22,966)	$2,034
Accretion for Class A ordinary shares to redemption amount	—	—	(24,310)	(32,991,297)	(33,015,607)
Net i ncome	—	—	—	8,986,375	8,986,375

Balance as of March 31, 2020 (Unaudited)	6,900,000	$690	$—	$(24,027,888)	$(24,027,198)

Net income	—	—	—	1,446,495	1,446,495

Balance as of June 30, 2020 (Unaudited)	6,900,000	$690	$—	$(22,581,393)	$(22,580,703)

Net loss	—	—	—	(11,247,689)	(11,247,689)

Balance as of September 30, 2020 (Unaudited)	6,900,000	$690	$—	$(33,829,082)	$(33,828,392)

	Ordinary Shares		Additional
	Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	6,900,000	$690	$—	$(43,521,059)	$(43,520,369)
Net i ncome	—	—	—	11,771,204	11,771,204

Balance as of March 31, 2021 (Unaudited) (as restated)	6,900,000	$690	$—	$(31,749,855)	$(31,749,165)

Net loss	—	—	—	(1,876,059)	(1,876,059)

Balance as of June 30, 2021 (Unaudited) (as restated)	6,900,000	$690	$—	$(33,625,914)	$(33,625,224)

Net income	—	—	—	5,555,043	5,555,043

Balance as of September 30, 2021 (Unaudited)	6,900,000	$690	$—	$(28,070,871)	$(28,070,181)

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
Note 2 — Restatement of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001. The Company revisited its application of ASC
480-10-S99
on the Company’s financial statements. Subsequent to the
re-evaluation,
the Company’s management concluded that all of its Class A ordinary shares should be classified as temporary equity. The identified errors impacted Quarterly Report on Form
10-Q
filed on May 25, 2021 containing financial statements as of March 31, 2021 and Quarterly Report on Form 10-Q

filed on August 13, 2021 containing financial statements as of June 30, 2021.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per ordinary share calculation to allocate income and losses pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company
.
Impact of the Restatement
The impact of the restatement on the Company’s previously presented financial information contained in this report is presented below:

	As Reported	Adjustment	As Restated
Unaudited Balance Sheet as of March 31, 2021
Class A ordinary share s subject to possible redemption	$239,250,830	$36,749,170	$276,000,000
Ordinary shares Class A, $0.0001 par value	$367	$(367)	$—
Additional Paid in Capital	$3,757,506	$(3,757,506)	$—
Retained Earnings (Accumulated Deficit)	$1,241,442	$(32,991,297)	$(31,749,855)

Total Shareholders’ Equity (Deficit)	$5,000,005	$(36,749,170)	$(31,749,165)

Number of shares subject to redemption	23,925,083	3,674,917	27,600,000

	As Reported	Adjustment	As Restated
Unaudited Statements of Operations For the three months ended March 31, 2021
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	—	27,600,000
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	—	6,900,000
Basic and diluted net income per ordinary share, Class A	$—	$0.27	$0.34
Basic and diluted net income per ordinary share, Class B	$1.70	$(1.36)	$0.34

	As Reported	Adjustment	As Restated
Unaudited Balance Sheet as of June 30, 2021
Class A ordinary share s subject to possible redemption	$237,374,770	$38,625,230	$276,000,000
Ordinary shares Class A, $0.0001 par value	$386	$(386)	$—
Additional Paid in Capital	$5,633,547	$(5,633,547)	$—
Accumulated Deficit	$(634,617)	$(32,991,297)	$(33,625,914)

Total Shareholders’ Equity (Deficit)	$5,000,006	$(38,625,230)	$(33,625,224)

Number of shares subject to redemption	23,737,477	3,862,523	27,600,000

	As Reported	Adjustment	As Restated
Unaudited Statements of Operations For the three months ended June 30, 2021
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	—	27,600,000
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	—	6,900,000
Basic and diluted net income per ordinary share, Class A	$—	$(0.05)	$(0.05)
Basic and diluted net loss per ordinary share, Class B	$(0.02)	$(0.03)	$(0.05)

	As Reported	Adjustment	As Restated
Unaudited Statements of Operations For the six months ended June 30, 2021
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	—	27,600,000
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	—	6,900,000
Basic and diluted net income per ordinary share, Class A	$—	$0.29	$0.29
Basic and diluted net income per ordinary share, Class B	$1.43	$(1.14)	$0.29

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

Form 10-K/A, as

filed with the SEC on May 25, 2021. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods
.
Emerging Growth Company
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
Immediately upon the closing of the Initial Public Offering, the

Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in
capital (to the extent available) and

accumulated deficit
.
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

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,444,034	$1,111,009	$12,360,150	$3,090,038

Denominator:
Weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net income per ordinary share	$0.16	$0.16	$0.45	$0.45

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net loss	$(8,998,151)	$(2,249,538)	$(628,360)	$(186,459)

Denominator:
Weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000

Basic and diluted net (loss) per ordinary share	$(0.33)	$(0.33)	$(0.03)	$(0.03)

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
paid-in
capital and accumulated deficit.
As of September 30, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table
:

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
basis
.

2
0

Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements
, including the restatement discussed in Note 2,
were available to be issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report
on Form 10-Q/A includes forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
This Management’s Discussion and Analysis of Financial Condition has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
Net Income (loss) per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on December 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on December 13, 2021.

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

CITIC CAPITAL ACQUISITION CORP.

Date: December 13, 2021		/s/ Fanglu Wang
	Name:	Fanglu Wang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: December 13, 2021		/s/ Eric Chan
	Name:	Eric Chan
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

29