Form 10-K/A
period 2020-12-31
CITIC Capital Acquisition Corp.
filed 2022-01-03
CIK 1794621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No.
4
)

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
January 3, 2022
,
the Registrant had
27,600,000
of its Class A ordinary shares, $0.0001 par value per share, and
6,900,000
of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
References throughout this Amendment No. 4 to the Annual Report on Form
10-K
to “we,” “us,” the “Company” or “our company” are to CITIC Capital Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 4 (“Amendment No. 4”) to the Annual Report on Form
10-K/A
amends the Annual Report on Form
10-K
of CITIC Capital Acquisition Corp., for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”), the Amendment No. 1 to the Annual Report on Form
10-K/A
of CITIC Capital Acquisition Corp., for the fiscal year ended December 31, 2020, as filed with the SEC on May 25, 2021 (“Amendment No. 1”), the Amendment No. 2 to the Annual Report on Form 10-K/A of CITIC Capital Acquisition Corp., for the fiscal year ended December 31, 2020, as filed with the SEC on December 13, 2021 (“Amendment No. 2”) and the Amendment No. 3 to the Annual Report on Form 10-K/A of CITIC Capital Acquisition Corp., for the fiscal year ended December 31, 2020, as filed with the SEC on December 21, 2021 (“Amendment No. 3” and, together with Amendment No. 1 and Amendment No. 2, the “Amendments”).
We are filing this Amendment No. 4 to include additional Financial Statements and Supplementary Data described in Item 8.
The above changes did not have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 8, Financial Statements and Supplementary Data, of the Original Filing is hereby amended and restated in its entirety. This Amendment No. 4 should be read in conjunction with the Original Filing and Amendments and with our other filings with the SEC subsequent to the Original Filing and Amendments.
This Amendment No. 4 reflects events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment No. 4 may include, for example, statements about:

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
ITEM 1A. RISK FACTORS.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment No. 4, the prospectus associated with our public offering and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
As a result of the material weaknesses in our internal control over financial reporting and the change in accounting for the Public Shares, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Amendment No. 4, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Amendment No. 4. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Amendment No. 4.
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
New York, New York
May 24, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is January 3, 2022

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
The following tables summarize the effect of the restatement on each financial statement in Annual report on Form 10-K/A filed on May 25, 2021 as of February 13, 2020, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 line item as of the dates, and for the period, indicated:

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Balance Sheet as of February 13, 2020
Class A Ordinary shares subject to possible redemption	$234,052,236	$41,947,764	$276,000,000
Class A Ordinary shares, $0.0001 par value	$419	$(419)	$—
Additional Paid in Capital	$8,998,141	$(8,998,141)	$—
Accumulated Deficit	$(3,999,245)	$(32,949,204)	$(36,948,449)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(41,947,764)	$(36,947,759)
Number of shares subject to redemption	23,405,224	4,194,776	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Balance Sheet as of March 31, 2020 (unaudited)
Class A Ordinary share s subject to possible redemption	$246,977,618	$29,022,382	$276,000,000
Class A Ordinary shares, $0.0001 par value	$290	$(290)	$—
Additional Paid in Capital	$(3,964,388)	$3,964,388	$—
Retained Earnings (Accumulated Deficit)	$8,963,409	$(32,986,480)	$(24,023,071)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(29,022,382)	$(24,022,381)
Number of shares subject to redemption	24,697,762	2,902,238	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Operations For the three months ended March 31, 2020 (unaudited)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	(13,186,667)	14,413,333
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,474,725	425,275	6,900,000
Basic and diluted net income per ordinary share, Class A	$0.06	$0.36	$0.42
Basic and diluted net income per ordinary share, Class B	$1.12	$(0.70)	$0.42

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Supplemental disclosure of cash flow information:

Initial value of Class A ordinary shares subject to possible redemption	$264,535,214	$(264,535,214)	$—

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Balance Sheet as of June 30, 2020 (unaudited)

Class A Ordinary shares subject to possible redemption	$248,419,296	$27,580,704	$276,000,000
Class A Ordinary shares, $0.0001 par value	$276	$(276)	$—
Additional Paid in Capital	$(5,410,869)	$5,410,869	$—
Retained Earnings (Accumulated Deficit)	$10,409,904	$(32,991,297)	$(22,581,393)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(27,580,704)	$(22,580,703)
Number of shares subject to redemption	24,841,930	2,758,070	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Operations For the three months ended June 30, 2020 (unaudited)

Basic and diluted net income per ordinary share, Class A	$—	$0.04	$0.04
Basic and diluted net loss per ordinary share, Class B	$(0.20)	$0.24	$0.04

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Operations For the six months ended June 30, 2020 (unaudited)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	(6,556,906)	21,043,094
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,687,363	212,637	6,900,000
Basic and diluted net income per ordinary share, Class A	$0.07	$0.30	$0.37
Basic and diluted net (loss) income per ordinary share, Class B	$1.29	$(0.92)	$0.37

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A ordinary shares subject to possible redemption	$264,434,096	$(264,434,096)	$—

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Balance Sheet as of September 30, 2020 (unaudited)
Class A Ordinary share s subject to possible redemption	$237,171,607	$38,828,393	$276,000,000
Ordinary shares Class A, $0.0001 par value	$388	$(388)	$—
Additional Paid in Capital	$5,836,708	$(5,836,708)	$—
Accumulated Deficit	$(837,785)	$(32,991,297)	$(33,829,082)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(38,828,393)	$(33,828,392)
Number of shares subject to redemption	23,717,161	3,882,839	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Operations For the three months ended September 30, 2020 ( unaudited)
Basic and diluted net income (loss) per ordinary share, Class A	$—	$(0.33)	$(0.33)
Basic and diluted net income ( loss ) per o r dinary share, Class B	$(1.63)	$1.30	$(0.33)

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Operations For the nine months ended September 30, 202 0 (unaudited)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	(4,347,253)	23,252,747
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,758,759	141,241	6,900,000
Basic and diluted net income (loss) per ordinary share, Class A	$0.07	$(0.10)	$(0.03)
Basic and diluted net loss per ordinary share, Class B	$(0.39)	$0.36	$(0.03)

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Supplemental disclosure of cash flow information:

Initial value of Class A ordinary shares subject to possible redemption	$264,272,806	$(264,272,806)	$—

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Balance Sheet as of December 31, 2020

Class A Ordinary shares subject to possible redemption	$227,479,630	$48,520,370	$276,000,000
Ordinary shares Class A, $0.0001 par value	$485	$(485)	$—
Additional Paid in Capital	$15,528,588	$(15,528,588)	$—
Accumulated Deficit	$(10,529,762)	$(32,991,297)	$(43,521,059)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(48,520,370)	$(43,520,369)
Number of shares subject to redemption	22,747,963	4,852,037	27,600,000

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Operations for the year ended December 31, 2020

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	(3,251,507)	24,348,493
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,794,262	105,738	6,900,000
Basic and diluted net income (loss) per ordinary share, Class A	$0.07	$(0.41)	$(0.34)
Basic and diluted net loss per ordinary share, Class B	$(1.82)	$1.48	$(0.34)

	As Previously Restated in the First Amended Filing	Adjustment	As Restated
Statement of Cash Flows for the year ended December 31, 2020
Supplemental disclosure of cash flow information:
Initial value of Class A ordinary shares subject to possible redemption	$234,052,236	$(234,052,236)	$—
Change in value of shares subject to possible redemption	$6,572,606	$(6,572,606)	—
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

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$277,845,876	$277,845,876	$—	$—
Liabilities:
Warrant Liabilities-Public Warrants	$23,460,000	$23,460,000	—	—
Warrant Liabilities-Private Warrants	$13,160,000	—	—	$13,160,000
Total Warrant Liabilities	$36,620,000	$23,460,000	—	$13,160,000
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
Note 8 – Shareholders’ Equity
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
4
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
Management’s Report on Internal Controls Over Financial Reporting
This Amendment No. 4 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the fourth quarter of the fiscal year covered by this Amendment No. 4, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 4 had not yet been previously identified.
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
Code of Business Conduct and Ethics and Committee Charters
Prior to the consummation of our public offering, we adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Amendment No. 4 or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
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

January 3, 2022
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

Name	Title	Date

/s/ Fanglu Wang Fanglu Want	Chief Executive Officer and Director	January 3, 2022

/s/ Eric Chan Eric Chan	Chief Financial Officer and Director	January 3, 2022

/s/ Henri Arif Henri Arif	Director	January 3, 2022

/s/ Ross Haghighat Ross Haghighat	Director	January 3, 2022

/s/ Mark B. Segall Mark B. Segall	Director	January 3, 2022

F-66