Form 10-K
period 2021-12-31
Quanergy Systems, Inc.
filed 2022-03-31
CIK 1794621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 001-39222

QUANERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0535845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

433 Lakeside Drive Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 245-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	QNGY	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	QNGY WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $273,516,000.

As of March 29, 2022, there were 86,504,955 shares of the Company’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 8, 2022 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2021, the fiscal year to which this Annual Report on Form 10-K relates, Quanergy Systems, Inc., a Delaware corporation (the “Company” or “Quanergy”) (f/k/a CITIC Capital Acquisition Corp. (“CCAC”)), consummated the previously announced merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated June 21, 2021, as amended on June 28, 2021, November 14, 2021 and December 26, 2021 (the “Merger Agreement”), by and among the Company, CITIC Capital Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of CCAC (“Merger Sub”) and Quanergy Perception Technologies, Inc., a Delaware corporation (f/k/a Quanergy Systems, Inc., and when referred to in its pre-Business Combination (as defined below) capacity, “Legacy Quanergy”). The Company’s shareholders approved the business combination (the “Business Combination”) and the change of CCAC’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware (the “Domestication”) at an extraordinary general meeting of stockholders held on January 31, 2022 (the “Special Meeting”).

On February 7, 2022, one business day prior to the Closing Date, CCAC effectuated the Domestication, pursuant to which each of CCAC’s currently issued and outstanding Class A ordinary shares (“Class A Ordinary Shares”) and Class B ordinary shares (“Class B Ordinary Shares”) automatically converted by operation of law, on a one-for-one basis, into shares of common stock of the Company (“Common Stock”). Similarly, all of CCAC’s outstanding warrants became warrants to acquire shares of Common Stock, and no other changes were made to the terms of any outstanding warrants.

Pursuant to the terms of the Merger Agreement, the Business Combination was effected through the merger (the “Merger”) of Merger Sub with and into Legacy Quanergy, whereupon the separate corporate existence of Merger Sub ceased and Legacy Quanergy became the surviving company and a wholly owned subsidiary of the Company. In connection with the Domestication, the Company changed its name from CITIC Capital Acquisition Corp. to Quanergy Systems, Inc.

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Unless the context indicates otherwise, the terms “we,” “us” and “our” refer to the Company and our consolidated subsidiaries, and references to the “CCAC” refer to the historical operations of CCAC prior to the closing and to the combined company and its subsidiaries following the closing. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CITIC Capital Acquisition LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to the holders of Founder Shares (defined herein).

Because we closed the Business Combination after the end of our fiscal year, this Annual Report on Form 10-K principally describes our business and operations following the closing of the Business Combination, but includes the financial statements of CCAC and related “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, which describe the business, financial condition, results of operations, liquidity and capital resources of CCAC prior to the Business Combination, and disclosure in “Item 14. Principal Accounting Fees and Services” relates to fees paid in respect of CCAC’s financial statements. Substantially concurrently with the filing of this Annual Report on Form 10-K, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 14, 2022, which will include the audited consolidated financial statements of Legacy Quanergy for the year ended December 31, 2021, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Reports on Form 8-K for more information.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•

our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the Closing;

•	costs related to the Business Combination;

•	our history of operating losses;

•	our ability to achieve and maintain profitability in the future;

•	our future capital needs following the Business Combination;

•	demand for our products and the drivers of that demand;

•	adoption of LiDAR technology generally and of our digital LiDAR technology, in particular;

•	the implementation, market acceptance and success of our products and technology in the autonomous vehicle industry and in potential new categories for LiDAR technology;

•

competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

•	unforeseen safety issues with our products that could result in injuries to people;

•	adverse conditions in the global Sensing Solutions Market or the global economy more generally, including the impact of health epidemics such as the COVID-19 pandemic;

•	our ability to manage our growth effectively;

•	the success of our strategic relationships with third parties;

•	our international expansion plans;

•	our ability to develop additional products and product offerings;

•	our limited manufacturing capacity and plans depend primarily on a small number of contract manufacturers and manufacturing partners in the future;

•	our reliance on sole source suppliers and our contract manufacturers’ ability to source components on a timely basis;

•	our ability to maintain and protect our intellectual property;

•	the outcome of any known and unknown litigation and regulatory proceedings;

•	our ability to recruit and retain qualified personnel;

•	our ability to maintain an effective system of internal control over financial reporting;

•	our ability to maintain the listing of our securities; and

•	other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under “Item 1A. Risk Factors.”.

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

PART I

ITEM 1. BUSINESS.

Introduction

CCAC was a blank check company incorporated on September 9, 2019 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. CCAC neither engaged in any operations nor generated any revenue. Based on CCAC’s business activities, CCAC was a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because CCAC had no operations and assets consisting almost entirely of cash.

On February 13, 2020, CCAC consummated its initial public offering (“IPO”) of 27,600,000 units (the “Units”), including the issuance of 3,600,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consisted of one Class A ordinary share of CCAC, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of CCAC (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to CCAC of $276,000,000.

On November 14, 2019, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 6,900,000 Class B ordinary shares of CCAC, par value $0.0001 (the “Founder Shares”). On December 10, 2019, the Sponsor transferred 718,750 Founder Shares to Henri Arif, CCAC’s independent director, for a purchase price of $3,125 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 5,031,250 Founder Shares. On February 10, 2020, CCAC effected a share capitalization of 1,150,000 Class B ordinary shares and as a result the Sponsor held 6,037,500 founder shares and Mr. Arif held 862,500 founder shares. As of December 31, 2021, the Sponsor held 6,015,500 Founder Shares.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, CCAC completed the private sale of 7,520,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to CCAC of $7,520,000. The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by CCAC, (ii) could not (including the Class A Ordinary Shares issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of CCAC’s initial business combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $276,000,000, comprised of $270,480,000 of the proceeds from the IPO (which amount includes $9,660,000 of the underwriters’ deferred discount) and $5,520,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to CCAC to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account were not to be released from the Trust Account until the earliest of (i) the completion of CCAC’s initial business combination, (ii) the redemption of any of the Class A Ordinary Shares included in the Units sold in the IPO (the “public shares”) properly submitted in connection with a shareholder vote to amend CCAC’s Amended Charter (A) to modify the substance or timing of CCAC’s obligation to redeem 100% of the public shares if it does not complete its initial business combination within 24 months from the closing of the IPO or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of CCAC’s public shares if it is unable to complete its initial business combination within 24 months from the closing of the IPO, subject to applicable law.

After the payment of underwriting discounts and commissions and approximately $521,000 in expenses relating to the Public Offering, approximately $1,000,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by CCAC for working capital purposes. As of December 31, 2021 there was $277,873,665 in investments and cash held in the Trust Account and $31,344 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, none of the funds had been withdrawn from the Trust Account to fund CCAC’s working capital expenses.

On February 8, 2022, CCAC consummated the previously announced merger pursuant to the Merger Agreement, by and among CCAC, Merger Sub and Legacy Quanergy. On January 28, 2022, Legacy Quanergy changed its corporate name to Quanergy Perception Technologies, Inc. CCAC’s shareholders approved the Business Combination and the change of CCAC’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware an extraordinary general meeting of stockholders held on January 31, 2022. In connection with the Business Combination, holders of 26,867,796 of CCAC’s Class A Ordinary Shares, or approximately 97.3% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.07 per share, for an aggregate redemption amount of $270,503,771. On February 8, 2022, holders of 600,000 of CCAC’s Class A Ordinary Shares, or approximately 2.2% of the shares with redemption rights, reversed their prior redemptions, resulting in $6,040,773 being returned to the Trust Account established at the consummation of CCAC’s initial public offering prior to the Closing.

On February 7, 2022, one business day prior to the Closing Date, CCAC effectuated the Domestication, pursuant to which each of CCAC’s currently issued and outstanding Class A Ordinary Shares and Class B Ordinary Shares automatically converted by operation of law, on a one-for-one basis, into shares of the Company’s Common Stock. Similarly, all of CCAC’s outstanding warrants became warrants to acquire shares of Common Stock, and no other changes were made to the terms of any outstanding warrants.

Pursuant to the terms of the Merger Agreement, the Business Combination was effected through the merger of Merger Sub with and into Legacy Quanergy, whereupon the separate corporate existence of Merger Sub ceased and Legacy Quanergy became the surviving company and a wholly owned subsidiary of the Company. In connection with the Domestication, the Company changed its name from CITIC Capital Acquisition Corp. to Quanergy Systems, Inc.

On the Closing Date, purchasers subscribed to purchase from the Company an aggregate of 3,650,000 shares of the Company’s common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $36,500,000, pursuant to separate subscription agreements (the “Subscription Agreements”). The sale of PIPE Shares was consummated substantially concurrently with the Closing.

In addition, as previously reported, in order to better manage working capital and liquidity needs post Business Combination, CCAC, GEM Global Yield LLC SCS (“GEM Investor”) and GEM Yield Bahamas Ltd. (“GYBL”) entered into a Share Purchase Agreement, dated December 12, 2021 (the “GEM Agreement”), which allows us to fund general corporate purpose and working capital needs. We are entitled to draw up to $125 million of gross proceeds in exchange for Common Stock, at a price equal to 90% of the average closing bid price of the shares of Common Stock on the NYSE for a 30 day period, subject to meeting the terms and conditions of the GEM Agreement. GEM Investor is also entitled to purchase Common Stock pursuant to a warrant exercisable for up to 2.5% of our outstanding Common Stock on a fully diluted basis as of the closing of the Business Combination for a period of 3 years (the “GEM Warrant”).

In January 2022, we negotiated an amendment to the GEM Agreement (the “GEM Amendment”) to provide for two advance draw downs of $12.5 million each that are not limited based on trading volume.

Further information regarding the Business Combination, the GEM Agreement and the Company is set forth in (i) the Company’s Definitive Proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 6, 2022 (the “Proxy Statement”) and (ii) the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022

Except as otherwise expressly provided below, this report does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Facilities

As of December 31, 2021, and prior to the Business Combination, CCAC utilized office space at 9/F, East Tower, Genesis Beijing, No. 8 Xinyuan South Road, Chaoyang District, Beijing 100027, People’s Republic of China from the sponsor and the members of CCAC’s management team as CCAC’s executive offices. CCAC considered the office space adequate for their operations.

Employees

As of December 31, 2021, and prior to the Business Combination, CCAC had two officers: Fanglu Wang and Eric Chan. These individuals were not obligated to devote any specific number of hours to CCAC’s matters but they intend to devote as much of their time as they deem necessary to CCAC’s affairs until CCAC have completed the initial business combination. The amount of time they will devote in any time period varied based on whether a target business had been selected for the initial business combination and the stage of the business combination process. CCAC did not have any full time employees prior to the completion of the initial business combination.

Available Information

The current investor relations website address is https://investors.quanergy.com. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. he SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Unless the context otherwise requires, all references in this subsection to the “Company,” “we”, “us” or “our” refer to Quanergy Systems, Inc. and its consolidated subsidiaries following the Business Combination, which was completed on February 8, 2022.

Summary of Risk Factors

We have in the past been adversely affected by certain of, and may in the future be materially and adversely affected by, the following risks:

•	We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

•	We will require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

•

We operate in evolving markets, which make it difficult to evaluate our business and prospects. If markets for LiDAR products, including autonomous driving, security & smart spaces, mapping, robotics, industrial and other commercial applications, develop more slowly than we expect, or long- term end-customer adoption rates and demand are slower than we expect, our operating results and growth prospects could be harmed.

•	Product integration could face complications or unpredictable difficulties, which may adversely impact customer adoption of our products and our financial performance.

•

The market for LiDAR sensors is highly competitive and many companies are actively focusing on LiDAR technology or competing technologies based on camera, radar or other technologies. If we fail to differentiate ourselves and compete successfully with these companies, many of which have substantially greater resources, our products may become obsolete and it will be difficult for us to attract customers and our business will be harmed.

•

Our Optical Phased Array (“OPA”) based product could fail to meet industry requirements for range, resolution or general performance or we could fall short of our cost objections for OPA-based LiDAR, thereby limiting our revenue potential.

•	Developments in alternative non-LiDAR technologies may adversely affect the demand for LiDAR sensors.

•

If we are not able to effectively grow our global sales and marketing organization, or maintain or grow an effective network of distributors, value-added resellers, and integrators, our business prospects, results of operations and financial condition could be adversely affected.

•

We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

•

We have limited manufacturing capacity and intend to depend primarily on a small number of contract manufacturers and manufacturing partners in the future. Our operations could be disrupted if we encounter delays or other problems with these contract manufacturers.

•	We may incur significant direct or indirect liabilities in connection with our product warranties which could adversely affect our business and operating results.

•

We have been and may continue to be subject to litigation regarding intellectual property rights that could be costly, including claims that we are infringing third-party intellectual property, whether successful or not, and could result in the loss of rights important to our products or otherwise harm our business.

•	We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products.

•	The effects of the COVID-19 pandemic has had and could continue to have a material adverse effect on our business prospects, financial results, and results of operations.

•

Legacy Quanergy has identified a material weakness in its internal control over financial reporting, and if we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Common Stock may be materially adversely affected.

•	The issuances of additional shares of our Common Stock under the GEM Agreement may result in dilution of future stockholders and have a negative impact on the market price our Common Stock.

RISKS RELATED TO OUR INDUSTRY AND BUSINESS

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We have experienced net losses in each year since our inception. In the years ended December 31, 2021 and 2020, Legacy Quanergy incurred net losses of $(63.5) million and $(35.8) million, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We expect these losses to continue for at least the next several years as we expand our product offering and continue to scale our commercial operations and research and development program. As of December 31, 2021, Legacy Quanergy had an accumulated deficit of $(307.6) million. Even if we are able to increase sales of our products, there can be no assurance that we will ever be profitable.

We expect we will continue to incur significant losses for the foreseeable future as we:

•	continue to hire additional personnel and make investments in research and development in order to develop technology and related software;

•	increase our sales and marketing functions, including expansion of our customer support and distribution capabilities;

•	hire additional personnel to support compliance requirements in connection with being a public company; and

•	expand operations and manufacturing.

If our products do not achieve sufficient market acceptance, our revenue growth rate may be slower than we expect, we may not be able to increase revenue enough to offset the increase in operating expenses resulting from investments, and we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.

We will require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.

Historically, we have funded our operations since inception primarily through equity, and equity-linked notes. We intend to continue to make significant investments to support planned business growth and will require additional funds to respond to business challenges, including the need to develop new sensing products and technology, maintain adequate levels of inventory to support demand requirements of our distributors and customers, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing we secure, the debt holders would have rights senior to the holders of our Common Stock to make claims on our assets, and the terms could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.

Because our decision to issue securities or raise financing in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances reducing the value of our Common Stock and diluting their interests. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We operate in evolving markets, which make it difficult to evaluate our business and prospects. If markets for LiDAR products, including autonomous driving, security & smart spaces, mapping, robotics, industrial and other commercial applications, develop more slowly than we expect, or long-term end-customer adoption rates and demand are slower than we expect, our operating results and growth prospects could be harmed.

While LiDAR has existed for some time for terrestrial and aerial mapping applications and for research and development level automotive applications, the concept of low cost and high-volume LiDAR for markets like automotive, security & smart spaces and mapping applications is relatively new and rapidly evolving, making our business and prospects difficult to evaluate. The growth and profitability of these markets (collectively, the “Sensing Solutions Market”) and the level of demand and market acceptance for LiDAR technology are subject to a high degree of uncertainty. The future growth of our business depends on the growth of these Sensing Solutions Market. We cannot be certain that this will happen. If consumers do not perceive meaningful benefits of LiDAR technology, then these markets may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

If our customers and partners are unable to maintain and increase acceptance of LiDAR technology, our business, results of operations, financial condition and growth prospects would be adversely affected.

Our future operating results will depend on the ability of our customers and partners to create, maintain and increase acceptance of LiDAR technology. There is no assurance that our customers and partners can achieve these objectives. Acceptance of our LiDAR technology in the global Sensing Solutions Market depends upon many factors, including regulatory requirements applicable to such markets, evolving safety standards and perceptions, cost and consumer preferences. Market acceptance of LiDAR technology also depends on the ability of market participants, including us, to resolve technical challenges facing the Sensing Solutions Market in a timely and cost-effective manner. Consumers will also need to be made aware of the advantages of the LiDAR technology compared to competing technologies, specifically those with different sensor arrays, such as camera, and radar in automotive, and camera, infrared and microwave in security. If consumer acceptance of LiDAR technology in the global Sensing Solutions Market does not occur or occurs more slowly than we expect, sales of our products could also be adversely affected.

Product integration could face complications or unpredictable difficulties, which may adversely impact customer adoption of our products and our financial performance.

Our products typically function as part of a system, and are therefore integrated with other sensing technologies, software products and customer applications. Required integration efforts can be time consuming and costly and there is no guarantee that results will be satisfactory to the end customer. These challenges are even more present in the automotive sector where components are subject to as much as several years of product and design validation before they are fitted into a vehicle program. While the company works with system integrators which lend their experience to these workstreams, there is no guarantee that unforeseen delays or setback would not arise that would impair our ability to launch with key programs across our sectors of focus.

The market for LiDAR sensors is highly competitive and many companies are actively focusing on LiDAR technology or competing technologies based on camera, radar or other technologies. If we fail to differentiate ourselves and compete successfully with these companies, many of which have substantially greater resources, our products may become obsolete and it will be difficult for us to attract customers and our business will be harmed.

The LiDAR sensor market is becoming increasingly competitive and global. Our competitors are numerous and they compete with us directly by offering LiDAR products and indirectly by attempting to solve some of the same challenges with different technology. We face competition from camera and radar companies, other developers of LiDAR products, and other technology and supply companies, some of which have already completed public offerings and have significantly greater resources than we do. Some examples of our competitors include Velodyne, Innoviz Technologies Ltd., Aeva, Inc., Luminar Technologies, Inc., Hesai Technology Co., Ltd., AEye, Ouster, Inc., and Ibeo Automotive Systems GmbH among others.

Over the last few years we have seen a proliferation of entrants into the LiDAR market with various technical approaches intended to reduce the size of the LiDAR sensors, such as flash LiDAR, micro-electro- mechanical system (“MEMS”) mirrors, and downsized macroscale oscillating technology. Concurrently, in non-automotive applications we have seen increased competition as companies have sought to offset the delayed introduction of autonomous vehicles by focusing in other areas. While we believe that our solid-state approach will yield a desired reduction in size, cost and reliability that customers require, we expect competition will remain stiff from new companies with products based on existing and new technologies. We also think more companies will look to compete with us by offering paired hardware/software solutions to compete with our smart spaces / security applications. Our products may become obsolete as LiDAR and other competing technologies continue to progress.

This increased competition could result in pricing pressure, lower revenue and gross profit. To remain competitive and maintain our position as a leading sensing technology provider, we need to continuously invest in product research and development, service and support, and product distribution infrastructure as well as sales and marketing. We may not have sufficient resources to continue to make the investments needed to maintain our competitive position. In addition, certain of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us. These competitors may also be able to adapt more quickly to new or emerging technologies or standards and may be able to deliver products and services at a lower cost. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business.

Autonomous and highly automated vehicles rely on a complex set of technologies, and there is no assurance that the rate of acceptance and adoption of these technologies will increase in the near future or that a market for fully autonomous vehicles will develop.

Autonomous and highly automated driving relies on a complex set of technologies, which requires the coordinated development of sensing, mapping, object detection and classification as well as path planning and navigation. These functions and capabilities are in different stages of development, and their reliability must continue to improve in order to meet the higher standards required for autonomous driving. Sensing technology provides information to the car and includes the physical sensors, as well as object classification and perception software. In many cases, it will be sold as part of a system where it must work within the core autonomous driving platform of an original equipment manufacturer. If customer technology is not ready to be deployed in vehicle models when our sensing technology is ready for adoption, launch of production could be delayed, perhaps for a significant time period, which could materially adversely affect our business, results of operations and financial condition.

There are a number of additional challenges to autonomous driving, all of which are outside of our control, including market acceptance of autonomous driving, particularly fully autonomous driving, national or state certification requirements and other regulatory measures, concerns regarding litigation, cyber security risks, as well as a general aversion by some consumers to the idea of self-driving vehicles. There can be no assurance that the market will accept any vehicle model, including a vehicle containing our technology, in which case our future business, results of operations and financial condition could be adversely affected.

Our ability to market our LiDAR technology outside of automotive applications may take longer than we anticipate and may not be successful.

We are investing in, and pursuing market opportunities outside of, the automotive markets, including in mapping applications for topography and surveying, security, industrial automation and smart city and smart spaces initiatives. We believe that our future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires us to address the particular requirements of that market. For example, our ability to sell into the mapping end markets could be negatively impacted if our customers in that segment utilize alternative LiDAR technologies for aerial and terrestrial mapping. Smart spaces customers could find alternative methods to address flow management requirements. And within industrial markets, our success is highly dependent on presenting a compelling and differentiated price-performance advantage relative to established players in the market.

With the exception of industrial automation, the market for LiDAR technology outside of automotive applications is relatively new, rapidly developing and unproven in many markets or industries. Many of our customers in these areas are still in the testing and development phases and it cannot be certain that they will commercialize products or systems with our LiDAR products or at all. We cannot be certain that LiDAR will be sold into these markets at scale. Adoption of LiDAR products, including our products, outside of the automotive industry will depend on numerous factors, including: whether the technological capabilities of LiDAR and LiDAR-based products meet users’ current or anticipated needs, whether the benefits of designing LiDAR into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar, whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by LiDAR technology and whether LiDAR developers, such as us, can keep pace with rapid technological change in certain developing markets and the global response to the COVID-19 pandemic. If LiDAR technology does not achieve commercial success outside of the automotive industry, or if the market develops at a pace slower than we expect, our business, results of operation and financial condition will be materially and adversely affected.

Our new product lines could face difficulties gaining market traction and adversely impact our financial performance.

One of the challenges inherent in developing hardware is long development times. Our products have lengthy design, test & validation and production cycles that can require multiple iterations. There can be no guarantee that by the time a product comes to market it will have the right performance, specifications and cost to address the use cases it was originally designed for. Conversely, even if the characteristics of the product are correct for its original purpose, there is the additional risk that the needs of the market may have evolved and changed requiring further alterations to the product or a different solution which could significantly impact demand for our products.

The S3 program was developed with automotive requirements in mind encompassing factors such as range, resolution, horizontal and vertical field of view, and of course cost and reliability. There can be no assurance that our devices will meet customer requirements for all of these specifications or that they will outperform products developed by our competitors. Additionally, as discussed in the risk factor above, given the significant development time required with multiple iterations of customized silicon, it is possible original equipment manufacturers’ (“OEMs”) requirements may shift away from the product requirements that our LiDAR sensors were originally designed for. Such an outcome would materially impact our revenue plans particularly in future years where the contribution from automotive is expected to be most meaningful.

Currently, the largest part of our M Series sales are for flow management solutions like security, smart city, and smart spaces applications. While we have seen promising levels of activity from potential end users evaluating LiDAR for these applications, the technology is relatively new to this market and there can be no guarantee that industry adoption will occur at the pace contemplated in our forecasts. Conversely, LiDAR has been an important technology for the industrial market for some time, supported by well-established players like Sick AG, P&F and Hokuyo. While the company has a presence in port automation and is expecting to expand its position through new product introductions, there is a risk that these products could fail to gain traction against very well-established competitors in these end markets.

Our OPA based product could fail to meet industry requirements for range, resolution or general performance or we could fall short of our cost objections for OPA-based LiDAR, thereby limiting our revenue potential.

Our OPA-based solid state LiDAR was designed and developed from the ground up. All the main semiconductor components are custom designed in-house and fabricated and packaged by third-party partners. Each generation of technology node consists of iterations of one or multiple components. The integration of all these together with the rest of the electrical, mechanical and firmware modules is a complex system integration exercise. Problems could arise during this process to cause the planned product to fall short on some requirements, including range, resolution, other performance parameters or cost objections. The resulting delay could slow down our time-to-market efforts, limit our revenue potential or lead to negative impressions on customer engagements, any of which would harm our business.

Unforeseen safety issues with our products could result in injuries to people which could result in adverse effects on our business and reputation.

Our LiDAR utilizes lasers for performing 3D sensing. While we have developed system components designed to prevent our LiDAR lasers from harming human eyes, in the event that an unforeseen issue arises that results in serious injury, our reputation or brand may be damaged and we could face legal claims for breach of contract, product liability, tort or breach of warranty as a result of these problems. Defending such a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of our Company and our products. In addition, our business liability insurance coverage could be inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all.

We create innovative technology by designing and developing unique components. A failure to achieve scale may affect our ability to sell at competitive prices, limit our customer base or may lead to losses.

We incur significant costs related to procuring the raw materials and components required to manufacture our high-performance LiDAR systems, assembling LiDAR systems and compensating our personnel. If our volumes do not ramp up as planned we may be unable to obtain anticipated material costs benefits, or expected levels of fixed cost absorption that are needed to achieve our targeted margins and our operating results, business and prospects will be harmed. Furthermore, many of the factors that impact our operating costs are beyond our control. For example, the costs of our raw materials and components could increase due to shortages as global demand for these products increases.

The manufacture of our LiDAR systems is a complex process, and it is often difficult for companies to achieve acceptable product yields which could decrease available supply and increase costs. LiDAR system yields depend on both our product design and the manufacturing processes of our manufacturing partners. Because low yields may result from either design defects or process difficulties, we may not identify yield problems until well into the production cycle, when an actual product defect exists and can be analyzed and tested. In addition, many of these yield problems are difficult to diagnose and time consuming or expensive to remedy.

Developments in alternative non-LiDAR technologies may adversely affect the demand for LiDAR sensors.

Significant developments in alternative technologies, such as cameras and radar, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other camera and radar technologies may emerge as customers’ preferred alternative to our solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced products in the autonomous vehicle industry, which could result in the loss of competitiveness of our LiDAR solutions, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in technology. For example, although we believe that LiDAR technology is, and will continue to be, a critical component to the active safety and autonomous vehicle markets it is possible that other sensor types, such as camera or radar or yet another disruptive modality based on new or existing technology, will achieve acceptance or dominance in the market. If such competing technology gains acceptance by the market, regulators and safety organizations in place of or as a substitute for LiDAR technology, our business, results of operations and financial condition would be adversely affected.

As technologies change, we plan to upgrade or adapt our LiDAR solutions with the latest technology. However, our solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our existing LiDAR solutions.

Adverse conditions in the global Sensing Solutions Market or the global economy more generally could have adverse effects on our results of operations.

Our business partially depends on, and is directly affected by, the global Sensing Solution Markets. As in any manufacturing industry, production and sales can be cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence, raw material costs, availability of competing products or technologies, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in growth markets. OEMs which make products that may incorporate our sensing solution (e.g., car makers that ultimately sell completed vehicles to consumers) may experience difficulties from weakened economies and tightened credit markets. The industrial market may see weakened demand for instillations in the areas of robotics and automatic guided vehicles. In the flow management space we could continue to see project delays in key areas like airports, ports, intersections, and security applications as infrastructure upgrades are delayed. Any significant adverse change in any of these factors, including, but not limited to, general economic conditions could have a material adverse effect on our business, results of operations and financial condition.

If we are not able to effectively grow our global sales and marketing organization, or maintain or grow an effective network of distributors, value-added resellers, and integrators, our business prospects, results of operations and financial condition could be adversely affected.

Our future success will depend on our ability to train, retain and motivate skilled sales managers and direct sales representatives with significant technical knowledge and understanding of our products. Because of the competition for their skill set, we may not be able to attract or retain such personnel on reasonable terms. If we are unable to grow our global sales and marketing organization, we may not be able to increase our revenue, which would adversely affect our business, financial condition and results of operations.

Additionally, our growth outlook relies on adding a number of strategic channel partners to our network to help support the sales of our products. It may take time to identify and add these partners, to train new personnel to market and support our products. In addition, our distributors may not successfully market and sell our products and may not devote sufficient time and resources that we believe are necessary to enable our products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenue or impair our revenue growth in affected markets, increase our costs in those markets or damage our reputation. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party errors and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.

We currently have and target many customers, suppliers and production counterparties that are large corporations with substantial negotiating power, exacting product, quality and warranty standards and potentially competitive internal solutions. If we are unable to sell our products to these customers or are unable to enter into agreements with customers, suppliers and production counterparties on satisfactory terms, our prospects and results of operations will be adversely affected.

Several of our customers and potential customers are large, multinational corporations with substantial negotiating power relative to us. These large, multinational corporations also have significant development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Meeting the technical requirements and securing design wins with any of these companies will require a substantial investment of our time and resource. We cannot assure you that our products will secure design wins from these or other companies or that we will generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these large corporations or if these corporations develop or acquire competitive technology, it will have an adverse effect on our business.

Our business would be adversely affected if not enough customers and partners, including OEMs, were to adopt our products or those customers and partners that adopt our products were to change their design or systems and not include our products in future models.

We currently have no high-volume automotive OEM that has adopted our products in its advanced driver-assistance systems and/or autonomous vehicle systems. For the most part our principal customers and partners have been in mapping, flow management, and industrial applications where rates of adoption of our products are still low. We will need to expand our customer base and partner network rapidly to grow our sales revenue. If not enough customers and partners were to adopt our products or those customers and partners that adopt our products were to determine not to incorporate our products in their future models generally due to a change to their model design, systems or otherwise, our business, results of operations and financial condition would be adversely affected.

We invest effort and money seeking customers’ validation of our products in the Sensing Solutions Market, and there can be no assurance that we will win their acceptance in a timely manner or at all. If we do not win sufficient acceptance from our customers, our future business, results of operations and financial condition could be adversely affected.

We invest significant effort and money in proof of concepts and pilot programs designed to get customers familiar with our sensing solution for their products and systems. Customers in the Sensing Solution Markets will acquire our products from us or our partners and integrate them into their products and systems that they manufacture. We could fail to secure proof of concept opportunities for new products, or fail to perform during proof of concept opportunities and expend our resources without obtaining such “design wins.” In addition, the firm with the winning design may have an advantage with the customer going forward because of the established relationship between the winning firm and such customer, which could make it more difficult for such firm’s competitors to win the designs for other products and systems such customer produces. If we fail to win a significant number of customer design competitions in the future, our business, results of operations and financial condition would be adversely affected.

We must successfully manage product introductions and transitions in order to remain competitive.

We must continually develop new and improved sensing solutions that meet changing consumer demands. Moreover, the introduction of new products is a complex task involving significant expenditures in research and development, promotion and sales channel development, and management of existing inventories to reduce the cost associated with returns and slow moving inventory. As new sensing solutions are introduced, we have to closely monitor the inventory at our contract manufacturers, and phase out the manufacture of prior versions in a controlled manner. Moreover, we must introduce new sensing solutions in a timely and cost-effective manner, and we must secure production orders for those solutions from our contract manufacturers and component suppliers. The development of new sensing solutions is a highly complex process, and while we have a large number of product introductions coming, the successful development and introduction of new sensing solutions depends on a number of factors, including the following:

•	the accuracy of our forecasts for market requirements beyond near term visibility;

•	our ability to anticipate and react to new technologies and evolving consumer trends;

•	our development, licensing or acquisition of new technologies;

•	our timely completion of new designs and development;

•	the ability of our contract manufacturers to cost-effectively manufacture our new sensing solutions;

•	the availability of materials and key components used in the manufacture of our new sensing solutions; and

•	our ability to attract and retain world-class research and development personnel.

If any of these or other factors becomes problematic, we may not be able to develop and introduce new sensing solutions in a timely or cost-effective manner, and our business may be harmed.

Our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.

We have limited experience managing the administrative aspects of a global organization. While we intend to continue to explore opportunities to expand our business in international Sensing Solution Markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. We may also be subject to new statutory restrictions and risks. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;

•	greater difficulty supporting and localizing our products;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits and compliance programs;

•	differing legal and court systems, including limited or unfavorable intellectual property protection;

•	risk of change in international political or economic conditions;

•	restrictions on the repatriation of earnings; and

•	working capital constraints.

In the automotive industry, the period of time from a design win to implementation is long, and we are subject to the risks of cancellation or postponement of contracts or unsuccessful implementation.

Our products are technologically complex, incorporate many technological innovations and are often intended for use in safety applications. Prospective OEM customers generally must make significant commitments of resources to test and validate our products before including them in any particular product or system. The development cycles of our products with new OEM customers can be long after a design win, if we successfully obtain it, depending on the OEM and the complexity of the product and system in question. These development cycles may make it necessary for us to invest our resources prior to realizing any revenues from the OEM that adopted our product. Further, we are subject to the risk that an OEM cancels or postpones implementation of our technology, as well as that we will not be able to implement our technology successfully. Further, our sales could be less than forecasted if the ultimate product or system is unsuccessful in the Sensing Solution Markets, including for reasons unrelated to our product or technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition.

Continued pricing pressures and customer cost reduction initiatives may result in lower than anticipated margins, or losses, which may adversely affect our business.

Cost-cutting initiatives adopted by our customers often result in increased downward pressure on pricing. We expect that our agreements with customers may require step-downs in pricing over the term of the agreement or, if commercialized, over the period of production. In addition, our customers may reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. Automotive OEMs also possess significant leverage over their suppliers because the automotive component supply industry is highly competitive, serves a limited number of customers and has a high fixed cost base. We expect to be subject to substantial continuing pressure from customers and suppliers to reduce the price of our products. It is possible that pricing pressures beyond our expectations could intensify as customers pursue restructuring, consolidation and cost-cutting initiatives. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected.

We continue to implement strategic initiatives designed to grow our business. These initiatives may prove more costly than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

We continue to make investments and implement initiatives designed to grow our business, including:

•	investing in research and development;

•	expanding our sales and marketing efforts to attract new customers across industries;

•	investing in new applications and markets for our products;

•	further enhancing our manufacturing processes and partnerships; and

•	investing in legal, accounting, and other administrative functions necessary to support our operations as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate significant demand for our products at scale, if at all.

In addition, our revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with our LiDAR products, failure of our customers to commercialize systems that include our LiDAR solutions, our inability to effectively manage our inventory or manufacture products at scale, our failure to enter new markets or to attract new customers or expand orders from existing customers or due to increasing competition. Furthermore, it is difficult to predict the size and growth rate of our target markets, customer demand for our products, commercialization timelines, developments in sensing and related technology, the entry of competitive products, or the success of existing competitive products and services. Accordingly, we do not expect to achieve profitability over the near term. If our revenue does not grow over the long term, our ability to achieve and maintain profitability may be adversely affected, and the value of its business may significantly decrease.

If our efforts to build a strong brand and maintain customer satisfaction and loyalty are not successful, or we are subject to negative publicity, we may not be able to attract or retain customers, and our business may be harmed.

Building and maintaining a strong brand is important to attract and retain customers, as potential customers have a number of choices among on a variety of sensing solutions. Successfully building a brand is a time consuming and comprehensive endeavor and can be positively and negatively impacted by any number of factors. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. Customer use case optimization issues associated with new product launches could also impair our brand perception. If we are unable to execute on building a strong brand, it may be difficult to differentiate our business from our competitors in the marketplace.

RISKS RELATED TO MANUFACTURING AND SUPPLY

We have limited manufacturing capacity and intend to depend primarily on a small number of contract manufacturers and manufacturing partners in the future. Our operations could be disrupted if we encounter delays or other problems with these contract manufacturers.

Our “in house” manufacturing operation is primarily focused on new product introductions and prototype builds, and as such we rely on a small number of contract manufacturers for production. Our contract manufacturers and manufacturing partners are vulnerable to capacity constraints and reduced component availability, and our control over delivery schedules, manufacturing yields and costs is limited, particularly when components are in short supply or when we introduce a new sensor or sensing system. In addition, we have limited control over our contract manufacturers’ quality systems and controls, and therefore must rely on them to manufacture our products to our quality and performance standards and specifications, and we must remain in agreement on the substantive commercial terms governing our commercial relationships with these suppliers. Delays, component shortages and other manufacturing and supply problems could impair the retail distribution of our products and ultimately our brand. Furthermore, any adverse change in our contract manufacturers’ financial or business condition could disrupt our ability to supply products to our distributors and customers.

If our primary and secondary contract manufacturers or manufacturing partners fail for any reason to continue manufacturing our products in required volumes and at high quality levels, or at all, we would have to identify, select and qualify new acceptable alternative contract manufacturers. Alternative contract manufacturers may not be in a position to satisfy our production requirements at commercially reasonable prices or to our quality and performance standards within the required timeline. Any significant interruption in manufacturing would require us to reduce our supply of products to our distributors and customers, which in turn would reduce our revenue and growth.

We have little experience manufacturing our products at full commercial scale. If our products are adopted by a large number of customers and/or by customers requiring a large amount of supply, we will face certain risks associated with scaling up our manufacturing capabilities to support such mass commercial production.

We do not have experience in manufacturing our products on a mass scale. If our products are adopted by a large number of customers and/or by customers requiring a large amount of supply, we may need to expand our manufacturing facilities, add manufacturing personnel and ensure that validated processes are consistently implemented in our facilities and potentially enter into relationships with third-party manufacturers. The upgrade and expansion of our facilities may require additional regulatory approvals.

In addition, it will be costly and time-consuming to expand our facilities and recruit necessary additional personnel. If we are unable to expand our manufacturing facilities in compliance with regulatory requirements or to hire additional necessary manufacturing personnel, we may encounter delays or additional costs in achieving our research, development and commercialization objectives, including researching and developing new sensing solutions, which could materially damage our business and financial prospects.

If we fail to accurately forecast our manufacturing requirements and manage our inventory with our contract manufacturers, we could incur additional costs, be required to write-down the value of our inventory and other assets, experience manufacturing delays and lose revenue.

We bear supply risk under our contract manufacturing arrangements. Lead times for the materials and components that our contract manufacturers order on our behalf through different component suppliers vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. Lead times for certain key materials and components incorporated into our products are currently lengthy, requiring our contract manufacturers to order materials and components several months in advance. If we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products, we could be required to pay for these excess components. If we incur costs to cover excess supply commitments our business and financial prospects could be harmed.

Conversely, if we underestimate our requirements, our contract manufacturers may have inadequate component inventory, which could interrupt the manufacturing of our products and result in delays or cancellation of orders from distributors and customers. If we fail to accurately forecast our manufacturing requirements, our business and financial prospects could be harmed.

Our products incorporate key components, including computer chips, from sole source suppliers and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, or if there are interruptions in our, or our contract manufacturers, relationships with these third-party suppliers, we will not be able to deliver our products to our distributors and customers which would adversely impact our business.

We depend on sole source suppliers for key components in our products. These sole source suppliers could be constrained by fabrication capacity issues or material supply issues, stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. In many cases, we do not have long-term supply agreements with these suppliers. Instead, our contract manufacturers typically purchase the components required to manufacture our products on a purchase order basis. As a result, most of these suppliers can stop selling to us at any time, requiring us to find another source, or can raise their prices, which could impact our gross margins. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available.

Our reliance on sole source suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;

•	price increases;

•	timely delivery;

•	component quality; and

•	delays in, or the inability to execute on, a supplier roadmap for components and technologies.

Any interruption in the supply of sole source components for our products could adversely affect our ability to meet scheduled deliveries to our distributors and customers, result in lost sales and higher expenses and harm our business.

Our manufacturing costs may remain elevated and result in a market price for our products above the price that customers are willing to pay.

If the cost of manufacturing our LiDAR products remains high, we will be forced to charge our customers a high price for the product in order to cover our costs and earn a profit. While we expect our products will benefit from significant cost reduction over time from scale and planned redesigns, there is no guarantee that these efforts will be successful, or that these savings won’t be offset by additional required content. If the price of our products is too high, customers may be reluctant to purchase our products, especially if lower priced alternative products are available, and we may not be able to sell our products in sufficient volumes to recover our costs of development and manufacture or to earn a profit.

Our suppliers could raise prices on key components, which may adversely affect our profitability.

Significant increases in the cost of certain components used in our products, to the extent they are not timely reflected in the price we charge our customers, could materially and adversely impact our results. For example, we have experienced significant increases in prices for certain electronic components, as well as significantly increased lead times. We sought to address these increases by carrying safety stock of critical components, evaluating alternative components, suppliers and processes, reviewing component substitution opportunities, and aggressively negotiating larger quantities with our vendors to ensure adequate supply. Certain of our key component manufacturers and suppliers have the ability, in our contracts, to periodically increase their prices. Accordingly, we cannot assure you that we will not face increased prices in the future or, if we do, whether we will be effective in containing margin pressures from any further component price increases.

Components used in our sensors may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.

We rely on third-party component suppliers to provide certain functionalities needed for the operation and use of our devices. Any errors or defects in such third-party technology could result in errors in our sensors that could harm our business. If these components have a manufacturing, design or other defect, they can cause our sensors to fail and render them permanently inoperable. As a result, we may have to replace these sensors at our sole cost and expense. Should we have a widespread problem of this kind, our reputation in the market could be adversely affected and our replacement of these sensors would harm our business.

Our sensors and sensing systems are highly technical and could be vulnerable to hardware errors or software bugs, which may harm our reputation and our business.

Bugs and errors could diminish performance, create security vulnerabilities, affect data quality in logs or interfere with interpretation of data, and cause malfunctions or even permanently disabled sensors. Some errors may only be detected under certain circumstances or after extended use. We update our software and firmware on a regular basis, in spite of extensive quality screening, if a bug were to occur in the process of an update, it could result in devices becoming inoperable or permanently disabled.

We offer a limited warranty on all sensors and any such defects discovered in our products could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our devices. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

We may incur significant direct or indirect liabilities in connection with our product warranties which could adversely affect our business and operating results.

We typically offer a limited product warranty that requires our products to conform to the applicable specifications and be free from defects in materials and workmanship for a limited warranty period. As a result of increased competition and changing standards in our target markets, we may be required to increase our warranty period length and the scope of our warranty. To be competitive, we may be required to implement these increases before we are able to determine the economic impact of an increase. Accordingly, we may be at risk that any such warranty increase could result in foreseeable and unforeseeable losses for the company.

RISKS RELATED TO INTELLECTUAL PROPERTY

If we fail to protect or enforce our intellectual property or proprietary rights, our business and operating results could be harmed.

We regard the protection of our patents, trade secrets, copyrights, trademarks, trade dress, domain names and other intellectual property or proprietary rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology. However, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. Any party with whom we have executed such an agreement could potentially breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, time- consuming and could result in substantial costs and the outcome of such a claim is unpredictable. Further, the laws of certain foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights both in the United States and abroad. If we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop any of our trade secrets, we may not be able to establish or maintain a competitive advantage in our market, which could harm our business.

We have 23 technology patents granted and have filed an additional three applications and will in the future file patent applications on inventions that we deem to be innovative. There is no guarantee that our patent applications will be issued as granted patents, that the scope of the protection gained will be sufficient or that an issued patent may subsequently be deemed invalid or unenforceable. Patent laws, and scope of coverage afforded by them, have recently been subject to significant changes, such as the change to “first-to-file” from “first-to-invent” resulting from the Leahy-Smith America Invents Act. This change in the determination of inventorship may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Another change to the patent laws may incentivize third parties to challenge any issued patent in the United States Patent and Trademark Office (the “USPTO”), as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our devices and could harm our business.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. We may fail to take the necessary actions and to pay the applicable fees to obtain or maintain our patents. Non-compliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to use our technologies and enter the market earlier than would otherwise have been the case.

We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location.

Litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property or proprietary rights, our business may be harmed.

We are currently involved in patent litigation proceedings with Velodyne in the Northern District of California and an appeal from the Patent Trial and Appeal Board at the U.S. Patent and Trademark Office.

In August 2016, Velodyne alleged patent infringement and threatened litigation against us. In response, we filed a complaint in the Northern District of California seeking a declaratory judgment of non-infringement of Velodyne’s patent. Velodyne filed its answer and counterclaim for infringement of its patent and we filed our answer on January 16, 2017. In October 2017, the court issued a claim construction order construing eight terms in Velodyne’s patent. In November 2017, we filed two petitions for inter partes review (“IPR”) before the Patent Trial and Appeal Board at the U.S. Patent and Trademark Office (“PTAB”), asserting that all asserted claims of Velodyne’s patent are invalid over prior art. In January 2018, the court granted a stipulation filed by the parties, staying the district court litigation until the patent office decided whether to grant or deny our pending petitions. In March 2018, Velodyne filed its responses to both of the Company’s petitions. In May 2018, the PTAB instituted both IPRs on all petitioned claims and issued Final Written Decisions finding all petitioned claims are not invalid. We petitioned for rehearing in June 2019, which the PTAB denied in May 2020, Quanergy filed an appeal to the Court of Appeals for the Federal Circuit (“CAFC”) for each IPR (consolidated as docket no. CAFC-20-2070). Oral argument was held on July 7, 2021. On February 4, 2022, the CAFC affirmed the decision of the PTAB. This litigation, as with any other litigation, is subject to uncertainty and an unfavorable outcome may result in a material adverse impact on our business, results of operations, financial position, and overall trends.

We have been and may continue to be subject to litigation regarding intellectual property rights that could be costly, including claims that we are infringing third-party intellectual property, whether successful or not, and could result in the loss of rights important to our products or otherwise harm our business.

Third parties, including Velodyne (referenced in preceding risk factor) have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us will grow. Plaintiffs who have no relevant product revenue may not be deterred by our own issued patents and pending patent applications in bringing intellectual property rights claims against us. The cost of patent litigation or other proceedings, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of such litigation or proceedings because of their substantially greater financial resources. Patent litigation and other proceedings may also require significant management time and divert management from our business. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business.

As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products and services provided by us and our licensees. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using technologies that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content or materials; and to indemnify our partners and other third parties. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, designs, experiences, work flows, data, processes, software and know-how.

We rely on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to its trade secrets.

We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

If we are unable to obtain necessary or desirable third-party technology licenses, our ability to develop new products or enhancements may be impaired.

We utilize commercially available off-the-shelf technology in the development of our devices. As we continue to introduce new features or improvements, we may be required to license additional technologies from third parties. These third-party licenses may be unavailable to us on commercially reasonable terms, if at all. If we are unable to obtain necessary third-party licenses, we may be required to obtain substitute technologies with lower quality or performance standards, or at a greater cost, any of which could harm the competitiveness of our business.

Under certain of our agreements, we are required to provide indemnification in the event our technology is alleged to infringe upon the intellectual property rights of third parties.

In certain of our agreements we indemnify our licensees, manufacturing partners and suppliers. We could incur significant expenses defending these partners if they are sued for patent infringement based on allegations related to our technology. In addition, if a partner were to lose a lawsuit and in turn seek indemnification from us, we could be subject to significant monetary liabilities. While such contracts typically give us multiple remedies for addressing instances of infringements, such remedies (e.g. product modification, purchase of licenses) could be expensive and difficult to administer.

RISKS RELATED TO COMPLIANCE

We may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and financial position.

We may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and VAT disputes and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, related to, but not limited to, general employment practices and wrongful acts. In such matters, private parties or other entities may seek to recover from us indeterminate amounts in penalties or monetary damages. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on our consolidated financial position or that our established reserves or our available insurance will mitigate this impact.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products.

We manufacture and sell products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where we manufacture and assembles our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. Since we operate on a global basis, this is a complex process which requires continuous monitoring of regulations and an ongoing compliance process to ensure that we, and our suppliers, are in compliance with all existing regulations. If there is an unanticipated new regulation that significantly impacts our use of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition.

Some of our customers may also require that we comply with their own unique requirements relating to these matters.

Our products are designed to meet the compliance requirements for the applicable use and in the majority of geographies. There is possibility that some customers may require us to comply with their unique requirements for some specific applications or for their region that have additional regulatory requirements. Any requirements for customization or modification would likely increase our time-to-market for such products which could materially adversely impact our business, results of operations and financial condition.

We are subject to various environmental laws and regulations that could impose substantial costs upon us.

Environmental pollution and climate change have been the subject of significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have increased their focus on environmental sustainability, which may result in new regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. If we are unable to effectively address concerns about environmental impact, our reputation could be negatively impacted, and our business, results of operations or financial condition could suffer.

Any new or modified environmental regulations or laws may increase the cost of raw materials or components we use in our products. Environmental regulations require us to continually reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recovery and recycling of our products. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Further, if contamination is found at properties we operate or formerly operated, this may result in liability for us under environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault. Costs of complying with environmental laws and regulations and any claims concerning non-compliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Money Laundering Control Act 18 U.S.C. §§ 1956 and 1957, and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector, and require that we keep accurate books and records and maintain internal accounting controls designed to prevent any such actions. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities.

As we increase our international cross-border business and expand our operations abroad, we may continue to engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from management. In addition, non-compliance with anti- corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, operating results and financial condition could be materially harmed.

We are subject to governmental export controls and sanctions laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws. Changes to such laws and regulations, as well as changes to trade policy, import laws, and tariffs, may also have a material adverse effect on our business, financial condition and results of operations.

Exports of our products are subject to export controls and sanctions laws and regulations imposed by the U.S. government and administered by the U.S. Departments of State, Commerce, and Treasury. U.S. export control laws may require a license or other authorization to export products to certain destinations and end users. In addition, U.S. economic sanctions laws include restrictions or prohibitions on engaging in any transactions or dealings, including receiving investment or financing from, or engaging in the sale or supply of products and services to, U.S. embargoed or sanctioned countries, governments, persons and entities. Obtaining export authorizations can be difficult, costly and time- consuming and we may not always be successful in obtaining such authorizations, and our failure to obtain required export approval for our products or limitations on our ability to export or sell our products imposed by export control or sanctions laws may harm our revenues and adversely affect our business, financial condition, and results of operations. Non-compliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

Further, any changes in global political, regulatory and economic conditions, such as the military conflict involving Russia and Ukraine and the sanctions imposed by the United States, United Kingdom, European Union, and other jurisdictions on Russia in response to such conflict, or in laws and policies governing import/export control, economic sanctions, manufacturing, development and investment in the territories or countries where we currently purchase our components, sell our products, or conduct our business could result in the decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers. Any decreased use of our products or limitation on our ability to export or sell our products would adversely affect our business, results of operations and growth prospects. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the U.S. in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.

Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

We may also be affected by cyber-attacks and other means of gaining unauthorized access to its products, systems, and data. For instance, cyber criminals or insiders may target us or third-parties with which we have business relationships in an effort to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated.

We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate in response. Since these data security regimes are evolving, uncertain and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets and customer demands further develop and these updates or enhancements may require implementation costs. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

Our use of open source software could impose limitations on our ability to commercialize our products.

We incorporate open source software in our products. While we are careful to use only those permissive licenses whose terms of use are well known, from time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or non-compliance with open source licensing terms. Although we monitor our use of open source software, the terms of many open source software licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to sell our products. In such event, we could be required to make our proprietary software generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our devices, to re-engineer our devices or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could harm our business.

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various states in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our non-compliance, which could harm our business.

By engaging in business activities in the United States, we become subject to various state laws and regulations, including requirements to collect sales tax from our sales within those states, and the payment of income taxes on revenue generated from activities in those states. A successful assertion by one or more states that we were required to collect sales or other taxes or to pay income taxes where we did not could result in substantial tax liabilities, fees and expenses, including substantial interest and penalty charges, which could harm our business.

The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC conduct their business activities. We are a Delaware corporation headquartered in Sunnyvale, California, which, through our subsidiaries, conducts limited activities in China and is not subject to such influence by the PRC government. However, if we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of its securities, which would materially affect the interest of our investor.

We have only limited sales support activities in China, comprising only the maintenance of a sales office through a subsidiary incorporated under the laws of the PRC. This Chinese subsidiary does not generate any revenue, other than revenue calculated on a cost-plus basis from support costs, which is eliminated through inter-company consolidation. All of our sales to customers in China and Hong Kong are conducted through Quanergy Systems, Inc., the Chinese subsidiary’s ultimate parent company, which is a Delaware corporation headquartered in Sunnyvale, California. Our principal executive offices are located, and we principally operate, in the United States.

The PRC government currently does not exert direct influence and discretion over the manner in which we conduct our business operations outside of China, however, there is no guarantee that we will not be subject to such direct influence or discretion in the future due to changes in laws or other unforeseeable reasons or our expansion of operations in China.

The PRC legal system is evolving rapidly and the PRC laws, regulations, and rules may change quickly with little advance notice. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, the interpretation of these laws, rules and regulations may contain inconsistences, the enforcement of which involves uncertainties. The PRC government has exercised and continues to exercise substantial control over many sectors of the PRC economy through regulation and/or state ownership. Government actions have had, and may continue to have, a significant effect on economic conditions in the PRC and businesses, which are subject to such government actions.

If we were to become subject to the direct intervention or influence of the PRC government at any time due to changes in laws or other unforeseeable reasons or as a result of our expansion of operations in China, it may require a material change in our operations and/or result in increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In addition, the prices of our securities could be adversely affected as a result of anticipated negative impacts of any such government actions, as well as negative investor sentiment towards companies subject to direct PRC government oversight and regulation, regardless of our actual operating performance. There can be no assurance that the Chinese government would not intervene in or influence our business operations in China at any time.

We are not currently required to obtain permission from the PRC government, including the China Securities Regulatory Commission (“CSRC”) or Cyberspace Administration of China (“CAC”), to list on a U.S. securities exchange and consummate the Business Combination. However, there is no guarantee that this will continue to be the case in the future in relation to the continued listing of our securities on a securities exchange outside of the PRC, or even when such permission is obtained, it will not be subsequently denied or rescinded.

Any actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities, including its common stock, to significantly decline or be worthless.

If the Chinese laws and other obligations relating to cybersecurity and data protection were to apply to our business operations in China, failure to comply with any of them may result in proceedings against us by Chinese government authorities or others and harm our public image and reputation, which could materially and adversely affect our business, financial condition, and results of operations.

We have only limited sales support activities in mainland China, comprising only the maintenance of a sales office through a subsidiary incorporated under the laws of the PRC. This Chinese subsidiary does not generate any revenue, other than revenue calculated on a cost-plus basis from support costs, which is eliminated through inter-company consolidation. All of our sales to customers in China and Hong Kong are conducted through our subsidiary, Quanergy Perception Technologies, Inc., the Chinese subsidiary’s ultimate parent company, which is a Delaware corporation headquartered in Sunnyvale, California. Our principal executive offices are located, and we principally operate, in the United States. We do not believe that currently the laws and other obligations relating to cybersecurity and data protection issued by the Cyberspace Administration of China, including the Measures for Cybersecurity Censorship (Revised Draft for Comments) and PRC Data Security Law, apply to or have impact us or our business operations in China.

Currently, the period for public comment on the draft measures has ended, and the draft measures’ implementation provisions and anticipated adoption or effective date remain substantially uncertain. If, however, the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by Delaware companies like us with subsidiaries organized in China, we may face uncertainties as to whether such clearance can be timely obtained, or at all. Although we have not engaged in any material operations in China, we may face uncertainty as to whether we would be subject to cybersecurity review in the future. Cybersecurity review could result in disruption of our operations in China, negative publicity with respect to our brand name, and diversion of our managerial and financial resources. Furthermore, if we were found to be in violation of applicable laws and regulations in China during such review, we could be subject to government sanctions.

In addition, the PRC Data Security Law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security. As there remain uncertainties regarding the further interpretation and implementation of those laws and regulations, if they are deemed to be applicable to Delaware companies like us with subsidiaries organized in China, we cannot assure you that we will be compliant with such new regulations in all respects, and we may be ordered to rectify and terminate any actions that are deemed illegal by the government authorities and become subject to fines and other sanctions, which may materially and adversely affect our business, financial condition, and results of operations.

GENERAL RISKS

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects.

Our limited operating history and the evolution of our business and our industry make it difficult to accurately assess our future prospects. It may not be possible to discern fully the economic and other business trends that we are subject to. Elements of our business strategy are new and subject to ongoing development as our operations mature. In addition, it may be difficult to evaluate our business because many of the other companies that offer the same or a similar range of solutions, products and services as us also have limited operating histories and evolving businesses.

The effects of the COVID-19 pandemic have had and could continue to have a material adverse effect on our business prospects, financial results, and results of operations.

The COVID-19 pandemic has caused significant volatility and disruption globally. The COVID-19 measures adopted by governments and businesses, including restrictions on travel and business operations and shelter in place and other quarantine orders, have affected and continue to affect our business, and could continue to adversely affect our business operations or the business operations of our customers and suppliers in the future. A significant portion of our revenue is project driven and has thus been impacted by the COVID-19 pandemic as certain key airport, smart city, and security installations have been, and continue to be, pushed back. Further, the pandemic has slowed prototype work and new product introduction efforts due to employees’ inability to access our facilities, and temporarily disrupted the operations of certain of our customers and suppliers. The duration of the ongoing COVID-19 pandemic and the associated and ongoing business interruptions may continue to affect our sales, supply chain or the manufacture or distribution of products, which could result in a material adverse effect on our business prospects and financial condition. Our response to the ongoing COVID-19 pandemic may prove to be inadequate. We may be unable to continue our operations in the manner that we did prior to the outbreak and we may endure interruptions, reputational harm, delays in product development and shipments, all of which could have an adverse effect on our business prospects, operating results, and financial condition. The COVID-19 pandemic may also intensify or exacerbate other risks described in these Risk Factors.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We have acquired and may in the future acquire businesses, products or technologies to expand our offerings and capabilities and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

If we were to lose the services of members of our senior management team, we may not be able to execute our business strategy.

Our success depends in large part upon the continued service of key members of our senior management team. In particular, each of our Chairman and Chief Executive Officer, Kevin J. Kennedy, Chief Development Officer and Co-Founder, Tianyue Yu, Chief Marketing Officer, Enzo Signore and Chief Financial Officer, Patrick Archambault, is critical to our overall management, as well as the continued development of our LiDAR technology, our culture and our strategic direction. All of our executive officers are at will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could harm our business.

Our future success depends in part on recruiting and retaining key personnel and if we fail to do so, it may be more difficult for us to execute our business strategy. We are currently a small organization and will need to hire additional qualified personnel to effectively implement our strategic plan, and if we are unable to attract and retain highly qualified employees, we may not be able to continue to grow our business.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. As competition with other companies increases, we may incur significant expenses in attracting and retaining high quality software and hardware engineers and other employees. The loss of employees or the inability to hire additional skilled employees as necessary to support the growth of our business and the scale of our operations could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We believe a critical component to our success and our ability to retain our best people is our culture. As we continue to grow, we may find it difficult to maintain our entrepreneurial, execution-focused culture.

Our ability to effectively manage our anticipated growth and expansion of our operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources.

We expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources. Furthermore, we expect to continue to conduct our business internationally and anticipate increased business operations in the United States, Europe, Asia and elsewhere. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technical, manufacturing, engineering, sales and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, partners, suppliers and other third parties across several markets.

If we have difficulty managing our growth in operating expenses, our business could be harmed.

We have recently experienced significant growth in research and development, sales and marketing, support services and operations. While we managed to significantly pare back operating expenses over the last 24 months due to the COVID-19 pandemic, our spending rate has gone up with the non-recurrence of furlough and wage cuts implemented in 2020 as well as due to headcount increases and costs related to the transaction. We expect to continue to spend meaningfully on operating activities. We expect future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	hire more employees, including engineers with relevant skills and experience;

•	expand our manufacturing and distribution capacity;

•	increase our sales and marketing efforts;

•	broaden our customer support capabilities;

•	implement appropriate operational and financial systems;

•	support the requirements of being a public company;

•	expand internationally; and

•	maintain effective financial disclosure controls and procedures.

If we fail to manage our growth effectively, we may not be able to execute our business strategies and our business will be harmed.

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal controls over financial reporting is a process designed to provide reasonable assurances regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies.

If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws, and the New York Stock Exchange listing requirements, we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management concluded that we identified a material weakness in our internal controls over financial reporting related to the Company’s accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As a result of the material weaknesses in CCAC’s internal control over financial reporting and the change in accounting for the public shares, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

We and some of the third-party service providers on which we depend for various support functions are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, pandemics, and similar unforeseen events beyond our control.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place are unlikely to provide adequate protection in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, such as the COVID-19 pandemic. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $204.7 million and $151.1 million, respectively. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”) as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Future changes in our stock ownership, including as a result of this offering, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that will be required to expand its employee base and hire additional employees to support our operations as a public company, which will increase its operating costs in future periods.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Although the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.

We qualify as an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could remain an emerging growth company for up to five years from the date of CCAC’s IPO, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Common Stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

RISKS RELATED TO INVESTING IN OUR SECURITIES

The market price and trading volume of our Common Stock and warrants may be volatile and could decline significantly.

The stock markets, including NYSE on which we have listed the shares of our Common Stock under the symbol “QNGY” and our warrants under the symbol “QNGY WS,” have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our securities, the market price of our securities may be volatile and could decline significantly. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. If the market price of our securities declines significantly, you may be unable to resell your securities at or above the price at which you purchased our securities. We cannot assure you that the market price of our securities will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this Annual Report;

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts of investors in a particular period;

•	operating and share price performance of other companies that investors deem comparable to us;

•	the volume of shares of Common Stock available for public sale;

•	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases of our securities;

•	our ability to effectively service any current and future outstanding debt obligations;

•	the announcement of new services or enhancements by us or our competitors;

•	developments concerning intellectual property rights;

•	changes in legal, regulatory and enforcement frameworks impacting our business;

•	changes in the prices of our services;

•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

•	our involvement in any litigation;

•	changes in senior management or key personnel;

•	changes in the anticipated future size and growth rate of our market;

•	actual or perceived data security incidents or breaches;

•	any delisting of our Common Stock or warrants from NYSE due to any failure to meet listing requirements;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	speculation in the press or investment community;

•	sales of Common Stock by us or our stockholders in the future;

•	the effectiveness of our internal control over financial reporting;

•	general political and economic conditions, including health pandemics, such as COVID-19; and

•	other events or factors, many of which are beyond our control.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

There can be no assurance that we will be able to comply with the continued listing standards of NYSE.

Our Common Stock and public warrants are currently listed on NYSE. However, we cannot assure you that our securities will continue to be listed on NYSE in the future. It is possible that our Common Stock and public warrants will cease to meet the NYSE listing requirements in the future.

If NYSE delists our securities from trading on its exchange and we are unable to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Common Stock is a “penny stock” which will require brokers trading in the Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Stock and public warrants are listed on NYSE, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our failure to meet the continued listing requirements of NYSE could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of NYSE such as the corporate governance requirements or the minimum share price requirement, NYSE may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Common Stock has been volatile and may continue to be volatile in the future and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

The Legacy Quanergy equity holders and the Sponsor own a significant portion of our outstanding voting shares. Concentration of ownership among the Legacy Quanergy equity investors and the sponsor may prevent new investors from influencing significant corporate decisions.

As of the Closing Date, the Legacy Quanergy equity holders held approximately 86% of our Common Stock, the subscription investors held approximately 4.4% of our Common Stock and the Sponsor and its affiliates and its and their respective permitted transferees held approximately 8.3% of our Common Stock.

As long as the Legacy Quanergy equity holders, the subscription investors and the sponsor own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

The interests of the Legacy Quanergy equity holders and the sponsor and affiliates and their respective permitted transferees may not align with the interests of our other stockholders. Certain of the Legacy Quanergy equity holders and the sponsor are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Certain of the Legacy Quanergy equity holders and the sponsor may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Future resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The Sponsor is subject to certain restrictions on transfer pursuant to that certain letter agreement, dated as of February 10, 2020, by and among the CCAC, the Sponsor, and the other parties signatory thereto with respect to: (i) the Founder Shares (as defined in such letter agreement); and (ii) private placement warrants (as defined in such letter agreement). Such restrictions on the Founder Shares end on the date that is one year after Closing, or are subject to an early price-based release if the price of the shares equals or exceeds $12.00 per share for any twenty trading days within any thirty-day trading period at least 150 days after the Business Combination. Certain of Legacy Quanergy stockholders are also subject to restrictions on transfer with respect to the shares Common Stock pursuant to lock up agreements. Such restrictions with respect to certain of the shares of Common Stock held by Legacy Quanergy stockholders until August 8, 2022 or are subject to an early price-based release if (a) the market price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-day trading period, or (b) we complete a transaction that results in our shareholders having the right to exchange their common stock for cash, securities or other property.

However, following the expiration of such lockup, the Sponsor and certain of Legacy Quanergy stockholders will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors will not be restricted from selling any of their shares of our Common Stock following the closing of the Business Combination, other than by applicable securities laws. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock.

As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The issuances of additional shares of our Common Stock under the GEM Agreement and the GEM Warrant may result in dilution of our stockholders and have a negative impact on the market price of our Common Stock.

We do not believe that the proceeds from the Business Combination, PIPE Investments and our existing cash and cash equivalents are able to meet our working capital needs and we intend to draw on the GEM Agreement. Further, our estimates may prove to be inaccurate, and we could spend our capital resources faster than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to spend capital significantly faster than we currently anticipate, and we may need to seek additional funding sooner than planned. To the extent this occurred, it could impose significant dilution on the shareholders of the combined entity.

We are entitled to draw down up to $125 million of gross proceeds from GEM Investor in exchange for shares of our Common Stock at a price equal to 90% of the average closing bid price of our shares of Common Stock on NYSE for a 30 day period, subject to meeting the terms and conditions of the GEM Agreement. This equity line facility is available for a period of 36 months from the closing date of the Business Combination. The limitations on the amount and frequency of the draws that we can make under the GEM Agreement, which include the requirement that (i) there be an effective registration statement covering the stock to be issued under the GEM Agreement and (ii) offering size restrictions relating to our trading volume, may affect the ability to draw under the GEM Agreement. Therefore, the proceeds under the GEM Agreement may be less than anticipated.

In addition, the closing of the Business Combination entitled the GEM Investor to receive (i) payment of a commitment fee of $2.5 million payable in either our Common Stock or cash and (ii) a warrant granting the GEM Investor the right to purchase 3,397,923 shares of our Common Stock at a strike price per share equal $10.00 per share.

Issuances of Common Stock pursuant to the GEM Agreement and the GEM Warrant would result in dilution of our future stockholders and could have a negative impact on the market price of our Common Stock and our ability to obtain additional financing.

A significant portion of our total outstanding shares of our Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our shares of Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock and public warrants.

To the extent our warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our Common Stock or adversely affect the market price of our Common Stock.

Furthermore, under the Amended and Restated Registration Rights Agreement and the Subscription Agreements, we agreed to file within 60 days and 30 business days, respectively, of the Closing a resale shelf registration statement covering the resale of registrable securities and PIPE Shares.

We may issue additional shares of Common Stock, including under the GEM Agreement, the GEM Warrant, the 2022 Equity Incentive Plan and the 2022 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue a substantial number of shares of Common Stock, including under the GEM Agreement, the GEM Warrant, the 2022 Equity Incentive Plan and the 2022 Employee Stock Purchase Plan, or preferred stock.

Any such issuances of additional shares of Common Stock or preferred stock:

•	may significantly dilute the equity interests of our investors;

•	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

•

could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Common Stock and/or warrants.

There is no guarantee that the warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of Common Stock. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of curing any ambiguity or curing, correcting or supplementing any defective provision or adding or changing any other provisions with respect to matters or questions arising under the warrant agreement, but requires the approval by the holders of at least a majority of then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a warrant.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation (the “Charter”) and bylaws (the “Bylaws”), and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our Charter and Bylaws include provisions regarding:

•	providing for a classified board of directors with staggered, three-year terms which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•

the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	our Charter prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•

the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our board of directors and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of the Common Stock. Any provision of the Charter, Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock and could also affect the price that some investors are willing to pay for Common Stock.

The provisions of our Charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our Charter provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any our directors, officers or stockholders to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or our Bylaws or our Charter (as each may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Charter also provides that, unless we consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder.

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter to be inapplicable or unenforceable in such action.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters is located in Sunnyvale, CA, where we lease approximately 28,000 square feet pursuant to a lease that expires in August 2022 and for which we are currently in discussions for a renewal. We also lease and occupy approximately 1200 square feet of office space in Ontario, Canada, and 1,450 square feet of office space in Shanghai, China. We believe that our current facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in additional legal proceedings arising in the ordinary course of our business. Except for the proceeding below, we are not currently a party to any other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

In August 2016, Velodyne alleged patent infringement and threatened litigation against us. In response, we filed a complaint in the Northern District of California seeking a declaratory judgment of non-infringement of Velodyne’s patent. Velodyne filed its answer and counterclaim for infringement of its patent and we filed our answer on January 16, 2017. In October 2017, the court issued a claim construction order construing eight terms in Velodyne’s patent. In November 2017, we filed two petitions for inter partes review (“IPR”) before the Patent Trial and Appeal Board at the U.S. Patent and Trademark Office (“PTAB”), asserting that all asserted claims of Velodyne’s patent are invalid over prior art. In January 2018, the court granted a stipulation filed by the parties, staying the district court litigation until the patent office decided whether to grant or deny our pending petitions. In March 2018, Velodyne filed its responses to both of the Company’s petitions. In May 2018, the PTAB instituted both IPRs on all petitioned claims and issued Final Written Decisions finding all petitioned claims are not invalid. We petitioned for rehearing in June 2019, which the PTAB denied in May 2020, Quanergy filed an appeal to the Court of Appeals for the Federal Circuit (“CAFC”) for each IPR (consolidated as docket no. CAFC-20-2070). Oral argument was held on July 7, 2021. On February 4, 2022, the CAFC affirmed the decision of the PTAB.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On February 8, 2022, CCAC and Legacy Quanergy completed the Business Combination. Following the Business Combination, we changed the name of the combined company to Quanergy Systems, Inc.

Our Common Stock and warrants to purchase Common Stock originally began trading as units on The New York Stock Exchange on January 22, 2020. Prior to January 22, 2020, there was no public market for our securities. Following the Business Combination, beginning February 9, 2022, our Common Stock and warrants to purchase Common Stock continued trading on The New York Stock Exchange under the symbols “QNGY” and “QNGY WS,” respectively.

Holders

As of December 31, 2021, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and three holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, CCAC did not have any equity compensation plans.

Recent Sales of Unregistered Securities

Class B Ordinary Shares

On November 14, 2019, CCAC issued an aggregate of 5,750,000 Class B ordinary shares to Sponsor for an aggregate purchase price of $25,000. On February 10, 2020, CCAC effected a share capitalization resulting in there being an aggregate of 6,900,000 Class B ordinary shares outstanding. The issuance of Class B ordinary shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Private Warrants

CCAC purchased 7,520,000 private warrants at a price of $1.00 per warrant in a private placement that occurred concurrently with the closing of CCAC’s initial public offering and generated gross proceeds of $7,520,000. Each private warrant is exercisable for one share of Common Stock at a price of $11.50 per share. The private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by CCAC or its permitted transferees. The sale of the private warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Subscription Agreements

On the Closing Date, the subscribers purchased from the Company an aggregate of 3,695,000 shares of Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $36,950,000, pursuant to subscription agreements entered into in connection with the Business Combination. The sale of the shares of Common Stock to the subscribers was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

GEM Warrant

On February 8, 2022, Quanergy issued the GEM Warrant, pursuant to the GEM Agreement, with a 36-month term to purchase 3,397,923 shares of Common Stock at a strike price per share equal to $10.00, to GEM Yield Bahamas Limited. The sale of the GEM Warrant was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

ITEM 6. [RESERVED].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report.

Unless otherwise indicated, references in this section to the terms the “Company,” “we,” “our” and “us” refer to CITIC Capital Acquisition Corp. (“CCAC”) prior to the Business Combination and the term “Quanergy” refers to Quanergy Perception Technologies, Inc., a Delaware corporation (f/k/a Quanergy Systems, Inc.) prior to the Business Combination. The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of CCAC prior to the Business Combination because the Business Combination was consummated after the period covered by the financial statements included in this report on Form 10-K. Accordingly, the historical financial information included in this report on Form 10-K, unless otherwise indicated or as the context otherwise requires, is that of CCAC prior to the Business Combination.

This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this report.

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

We paid an underwriting discount at the closing of the IPO of $5.52 million. An additional fee of $9.66 million was deferred and was paid upon our completion of an initial business combination. The deferred portion of the discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event we complete our initial business combination.

Recent Developments

On February 8, 2022, CCAC consummated the previously announced merger pursuant to the Merger Agreement, by and among CCAC, Merger Sub and Legacy Quanergy. On January 28, 2022, Legacy Quanergy changed its corporate name to Quanergy Perception Technologies, Inc. CCAC’s shareholders approved the Business Combination and the change of CCAC’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware an extraordinary general meeting of stockholders held on January 31, 2022. In connection with the Business Combination, holders of 26,867,796 of CCAC’s Class A Ordinary Shares, or approximately 97.3% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.07 per share, for an aggregate redemption amount of $270,503,771. On February 8, 2022, holders of 600,000 of CCAC’s Class A Ordinary Shares, or approximately 2.2% of the shares with redemption rights, reversed their prior redemptions, resulting in $6,040,773 being returned to the Trust Account established at the consummation of CCAC’s initial public offering prior to the Closing.

On February 7, 2022, one business day prior to the Closing Date, CCAC effectuated the Domestication, pursuant to which each of CCAC’s currently issued and outstanding Class A Ordinary Shares and Class B Ordinary Shares automatically converted by operation of law, on a one-for-one basis, into shares of the Company’s Common Stock. Similarly, all of CCAC’s outstanding warrants became warrants to acquire shares of Common Stock, and no other changes were made to the terms of any outstanding warrants.

Pursuant to the terms of the Merger Agreement, the Business Combination was effected through the merger of Merger Sub with and into Legacy Quanergy, whereupon the separate corporate existence of Merger Sub ceased and Legacy Quanergy became the surviving company and a wholly owned subsidiary of the Company. In connection with the Domestication, the Company changed its name from CITIC Capital Acquisition Corp. to Quanergy Systems, Inc.

On the Closing Date, purchasers subscribed to purchase from the Company an aggregate of 3,650,000 shares of the Company’s common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $36,500,000, pursuant to separate subscription agreements (the “Subscription Agreements”). The sale of PIPE Shares was consummated substantially concurrently with the Closing.

In addition, as previously reported, in order to better manage working capital and liquidity needs post Business Combination, CCAC, GEM Global Yield LLC SCS (“GEM Investor”) and GEM Yield Bahamas Ltd. (“GYBL”) entered into a Share Purchase Agreement, dated December 12, 2021 (the “GEM Agreement”), which allows us to fund general corporate purpose and working capital needs. We are entitled to draw up to $125 million of gross proceeds in exchange for Common Stock, at a price equal to 90% of the average closing bid price of the shares of Common Stock on the NYSE for a 30 day period, subject to meeting the terms and conditions of the GEM Agreement. GEM Investor is also entitled to purchase Common Stock pursuant to a warrant exercisable for up to 2.5% of our outstanding Common Stock on a fully diluted basis as of the closing of the Business Combination for a period of 3 years (the “GEM Warrant”).

In January 2022, we negotiated an amendment to the GEM Agreement (the “GEM Amendment”) to provide for two advance draw downs of $12.5 million each that are not limited based on trading volume.

Results of Operations

Much of the activity from inception up to December 31, 2021 was related to our formation, the initial public offering and business combination. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, merger activity, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $17,568,412, which was comprised of interest income of $27,789 from investments in our Trust Account and $23,303,840 of unrealized gain on fair value changes of warrants, offset by operating and acquisition related costs of $5,763,217. The operating and acquisition related expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, insurance expenses and merger related expense.

For the year ended December 31, 2020, we had a net loss of $10,506,796, which was comprised of operating costs of $562,220, warrant issuance costs of $1,044,453, unrealized loss on changes in fair value of warrant liabilities of $7,813,200, excess of the fair value of the private placement warrants over the cash received of 2,932,800, interest and dividend income of $488,766 from investments in our Trust Account, and realized gain from sale of treasury securities of $1,357,111. The operating expenses were primarily due to fees to professionals such as the auditors, legal counsel and consultants, and insurance expense.

We pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination, we ceased paying these monthly fees. For the year ended December 31, 2021 and 2020, the Company incurred $12,000 and $105,862 expenses under this agreement, respectively.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor and $300,000 in loans from our sponsor, which were repaid upon our initial public offering and not outstanding as of December 31, 2021, and the remaining net proceeds from our offering and private placements.

As of December 31, 2021, the amount due to related parties was $1,659,679. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses, merger related expenses and deferred offering costs paid by the related parties on behalf of the Company.

As of December 31, 2021, we had cash outside the Trust Account of $31,344 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for our use, prior to an initial business combination, and was restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2021, none of the amount in the trust account was available to be withdrawn.

On June 21, 2021, we entered into the Subscription Agreements with PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo common shares at $10.00 per share for an aggregate commitment amount of $40 million. The PIPE Investment Amounts will be used to pay the expenses related to the Business Combination with Quanergy. On February 8, 2022, the Business Combination with Quanergy was closed.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $5,520,000, or $0.20 per unit of the gross proceeds of the initial 27,600,000 Units (inclusive of 3,600,000 unit over-allotment option) sold in the initial public offering, in the aggregate. In addition, the underwriters are entitled to a deferred fee of (i) $0.35 per unit of the gross proceeds of the initial 24,000,000 units sold in the initial public offering, or $8,400,000, and (ii) $0.35 per unit of the gross proceeds from the 3,600,000 units sold pursuant to the over-allotment option, or $1,260,000, aggregating to a deferred fee of $9,660,000. The deferred fee was paid to the underwriters from the amounts held in the Trust Account after we completed the Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the Initial Public Offering. Offering costs amounting to $1,044,453 were allocated to public warrants and expensed, offering costs amounting to $14,661,607 were charged to temporary equity upon the completion of the Initial Public Offering. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “ Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 27,600,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets respectively.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2021 and 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met as of December 31, 2021. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Quanergy Systems, Inc. (f/k/a CITIC Capital Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CITIC Capital Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 31, 2022

PCAOB ID Number 100

CITIC CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31 2021	December 31, 2020
Assets:
Cash	$31,344	$981,606
Prepaid expenses	47,048	16,589

Total current assets	78,392	998,195
Investments held in Trust Account	277,873,665	277,845,876
Deferred offering costs	4,000,159	—

Total Assets	$281,952,216	$278,844,071

Liabilities, Class A Ordinary Shares Subject To Possible Redemption And Shareholders’ Deficit
Liabilities:
Accounts payable and accrued expenses	$3,268,175	$28,509
Due to related parties	1,659,679	55,931
Total current liabilities	4,927,854	84,440
Deferred underwriting commissions	9,660,000	9,660,000
Warrant liability	17,316,319	36,620,000

Total liabilities	31,904,173	46,364,440

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 27,600,000 shares (at redemption value of $10.00 per share) at December 31, 2021 and December 31, 2020	276,000,000	276,000,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 0 shares (excluding 27,600,000 shares subject to possible redemption) issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 6,900,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(25,952,647)	(43,521,059)

Total shareholders’ deficit	(25,951,957)	(43,520,369)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$281,952,216	$278,844,071

The accompanying notes are an integral part of the financial statements.

CITIC CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31
	2021	2020
General and administrative expenses	$5,763,217	$562,220

Loss from operations	(5,763,217)	(562,220)
Other income (expenses):
Interest income and realized gain from sale from investments held in Trust Account	27,789	1,845,877
Warrant issuance costs	—	(1,044,453)
Excess of the fair value of private placement warrants over the cash received	—	(2,932,800)
Unrealized gain (loss) on fair value changes of warrants	23,303,840	(7,813,200)

Net income (loss)	$17,568,412	$(10,506,796)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	27,600,000	24,348,493

Basic and diluted net income (loss) per ordinary share, Class A	$0.51	$(0.34)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,900,000	6,900,000

Basic and diluted net income (loss) per ordinary share, Class B	$0.51	$(0.34)

The accompanying notes are an integral part of the financial statements.

CITIC CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares Class B		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	6,900,000	$690	$24,310	$(22,966)	$2,034

Accretion for Class A ordinary shares to redemption amount	—	—	(24,310)	(32,991,297)	(33,015,607)
Net loss	—	—	—	(10,506,796)	(10,506,796)

Balance as of December 31, 2020	6,900,000	$690	$—	$(43,521,059)	$(43,520,369)
Net income	—	—	—	17,568,412	17,568,412

Balance as of December 31, 2021	6,900,000	$690	$—	$(25,952,647)	$(25,951,957)

The accompanying notes are an integral part of the financial statements.

CITIC CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31
	2021	2020
Cash flows from Operating Activities:
Net income (loss)	$17,568,412	$(10,506,796)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(27,789)	—
Excess of the fair value of private placement warrants over the cash received	—	2,932,800
Warrant issuance costs	—	1,044,453
Realized gain and interest earned on investment held in Trust Account	—	(1,845,876)
Unrealized (gain)/loss on fair value changes of warrants	(23,303,840)	7,813,200
Changes in current assets and current liabilities:
Prepaid expenses and other expenses	(30,459)	(16,589)
Accrued offering costs and expenses	3,239,666	28,509
Due to related party	1,603,748	10,080

Net cash used in operating activities	(950,262)	(540,219)
Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(276,000,000)

Net cash used in investing activities	—	(276,000,000)
Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	—	276,000,000
Proceeds from private placement	—	7,520,000
Repayment of Sponsor loan	—	(300,000)
Payments of offering costs	—	(5,998,175)

Net cash provided by financing activities	—	277,221,825
Net Change in Cash	(950,262)	681,606
Cash - Beginning	981,606	300,000

Cash - Ending	$31,344	$981,606

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting fee payable	$—	$9,660,000

Deferred offering costs GEM warrant	$4,000,159	$—

The accompanying notes are an integral part of the financial statements.

CITIC CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering described below, and, since the completion of the Initial Public Offering (“IPO”) as defined below, searching for a target to consummate a Business Combination and merger related expenses. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is CITIC Capital Acquisition LLC, a Cayman Islands limited liability company (the “Sponsor”).

Merger

On June 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, CITIC Capital Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Quanergy Systems, Inc., a Delaware corporation (“Quanergy”).

At the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub was merged with and into Quanergy, the separate corporate existence of Merger Sub ceased and Quanergy was the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”); as a result of the Merger, among other things, in the aggregate, a number of the Company’s ordinary shares (or a number of the Company’s common shares after its Domestication (as defined below), the “Quanergy PubCo common share”) equal to the quotient obtained by dividing (x) $970,000,000 by (y) $10.00 will be issued or issuable to holders of outstanding Quanergy capital stock, including any shares of Quanergy capital stock issued or issuable pursuant to exercise or conversion of any warrants or convertible notes, and Quanergy equity awards, calculated using the treasury stock method of accounting; and upon the effective time of the Merger (the “Effective Time”), the Company immediately was renamed “Quanergy Systems, Inc.”

The Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the initial Business Combination and the other transactions contemplated thereby.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of the Company and Quanergy, (ii) effectiveness of the proxy / registration statement on Form S-4 to be filed by the Company in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the achievement of CFIUS clearance (as contemplated by the Merger Agreement), (iv) receipt of approval for listing on the NYSE of the Quanergy PubCo common shares to be issued in connection with the Merger, (v) that after redemption, the Company’s net tangible assets shall be no less than $5,000,001 upon Closing and (vi) the absence of certain injunctions.

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

The Company has entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors, including, among others, certain existing equityholders of Quanergy (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo common shares at $10.00 per share for an aggregate commitment amount of $40 million (the “PIPE Investment Amount”).

On February 8, 2022 (the “Closing Date”), the Company consummated the previously announced merger (the “Closing”) pursuant to the Merger Agreement, by and among the Company and Quanergy Systems, Inc., a Delaware corporation (when referred to in its pre-Business Combination (as defined below) capacity, “Legacy Quanergy”). On January 28, 2022, Legacy Quanergy changed its corporate name to Quanergy Perception Technologies, Inc. The Company’s shareholders approved the business combination (the “Business Combination”) and the change of the Company’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware (the “Domestication”) at an extraordinary general meeting of stockholders held on January 31, 2022 (the “Special Meeting”). In connection with the Special Meeting and the Business Combination, holders of 26,867,796 of the Company’s Class A ordinary shares (“Class A Ordinary Shares”), or approximately 97.3% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.07 per share, for an aggregate redemption amount of $270,503,771. On February 8, 2022, holders of 600,000 of the Company’s Class A ordinary shares (“Class A Ordinary Shares”), or approximately 2.2% of the shares with redemption rights, reversed their prior redemptions, resulting in $6,040,773 being returned to the trust account established at the consummation of the Company’s initial public offering prior to the Closing.

On the Closing Date, purchasers subscribed to purchase from the Company an aggregate of 3,650,000 shares of the Company’s Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $36,500,000, pursuant to separate subscription agreements (each, a “Subscription Agreement”). The sale of PIPE Shares was consummated substantially concurrently with the Closing.

Financing

The registration statement for the Company’s Initial Public Offering (as defined below) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020. On February 13, 2020, the Company consummated its Initial Public Offering (the “Initial Public Offering”) of 27,600,000 units (each, a “Unit” and collectively, the “Units”), including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $276 million, and incurring offering costs of approximately $15.70 million, inclusive of $9.66 million in deferred underwriting commissions (Note 3). The Company intends to finance its initial Business Combination with the proceeds from the Initial Public Offering and a $7.52 million private placement of warrants (the “Private Placement Warrants”) (Note 4). Upon the closing of the Initial Public Offering and the Private Placement, $276 million was held in a trust account (discussed below). As of December 31, 2021, the Company had approximately $31,344 in cash held outside of the trust account (discussed below).

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

The Company provided its holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination. In connection with an extraordinary general meeting of stockholders held on January 31, 2022 (the “Special Meeting”) and the Business Combination, holders of 26,867,796 of the Company’s Class A ordinary shares, or approximately 97.3% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.07 per share, for an aggregate redemption amount of $270,503,771. On February 8, 2022, holders of 600,000 of the Company’s Class A ordinary shares, or approximately 2.2% of the shares with redemption rights, reversed their prior redemptions, resulting in $6,040,773 being returned to the trust account established at the consummation of the Company’s IPO prior to the Closing. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company had 24 months (until February 13, 2022) from the closing of the Initial Public Offering to complete its initial Business Combination. On February 8, 2022, the Business Combination with Quanergy was closed, see detail above in Note 1 Merger section.

Liquidity

As of December 31, 2021 and 2020, the Company had cash outside the Trust Account of $31,344 and $981,606 available for working capital needs. All cash and securities held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and are restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the Initial Public Offering (as described in Note 3), the remaining net proceeds from the Initial Public Offering and Private Placement (as described in Note 3 and 4) and the amount due to related parties of $1,659,679(as described in Note 4).

On June 21, 2021, the Company has entered into the Subscription Agreements with PIPE Investors, pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 4,000,000 shares of Quanergy PubCo common shares at $10.00 per share for an aggregate commitment amount of $40 million. The PIPE Investment Amounts will be used to pay the expenses related to the Business Combination with Quanergy. On February 8, 2022, the Business Combination with Quanergy was closed. Based on the foregoing, management believes that the surviving corporation will have sufficient working capital and borrowing capacity to meet its needs through one year from this filing.

Note 2-Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Investments Held in Trust Account

At December 31, 2021 and December 31, 2020, the assets held in the Trust Account were held in money market funds. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the Initial Public Offering and subsequent offerings. Offering costs amounting to $1,044,453 were allocated to public warrants and expensed, offering costs amounting to $14,661,607 were charged to temporary equity upon the completion of the Initial Public Offering. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of December 31, 2021, $4,000,158 of deferred offering costs are presented on the balance sheet related to the fair value of the GEM Warrants (see Note 3).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “ Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, 27,600,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets respectively.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 14,891,667 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2021 and 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met as of December 31, 2021. As a result, diluted net income (loss) per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	The Year Ended December 31, 2021		The Year Ended December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$14,054,730	$3,513,682	$(8,186,784)	$(2,320,012)
Denominator:
Weighted average shares outstanding	27,600,000	6,900,000	24,348,493	6,900,000
Basic and diluted net income (loss) per ordinary share	$0.51	$0.51	$(0.34)	$(0.34)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, other than the derivative warrant liability (see Note 6).

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

The Company’s private warrants liability and GEM warrant liability are based on a valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. See Note 6 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

The warrants included in the GEM Agreement (see Note 5), which entitles the GEM Investor is to purchase Quanergy PubCo common stock pursuant to the Quanergy PubCo warrant exercisable for up to 2.5% of the outstanding common stock of Quanergy PubCo on a fully diluted basis as of the closing of the Business Combination for a period of 3 years, are derivative warrants. These warrants will need to be fair valued at the time of issuance and adjusted at each reporting period.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3-Initial Public Offering

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

The Company paid an underwriting discount at the closing of the Initial Public Offering of $5.52 million. An additional fee of $9.66 million was deferred and was paid upon the Company’s completion of an initial Business Combination. The deferred portion of the discount was paid to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

All of the 27,600,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary shares are accounted for in accordance to codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

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

The warrants will expire five years after February 8, 2022 or earlier upon redemption or liquidation. If (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

GEM Warrant

On February 8, 2022, Quanergy issued the GEM Warrant (the “GEM Warrant”), pursuant to the GEM Agreement, with a 36-month term to purchase 3,397,923 shares of Common Stock at a strike price per share equal to $10.00, to GEM Yield Bahamas Limited. The sale of the GEM Warrant was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act (see Note 5).

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Note 4-Related Party Transactions

Founder Shares

On November 14, 2019, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Effective December 10, 2019, the Sponsor transferred 718,750 Founder Shares to Henri Arif, the Company’s independent director, for a purchase price of $3,125 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 5,031,250 Founder Shares. On February 10, 2020, the Company effected a share capitalization of 1,150,000 Class B ordinary shares and as a result, Mr. Arif held 862,500 Founder Shares. On February 10, 2021, the Sponsor appointed Mark B. Segall as an independent director and transferred 13,000 Founder Shares to Mr. Segall, resulting in the Sponsor holding 6,002,500 Founder Shares.

As of December 31, 2021 and December 31, 2020, the Sponsor held 6,002,500 Founder Shares. The initial shareholders had agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriter exercised its over-allotment option in full, hence, these Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

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

Related Party Advances

As of December 31, 2021 and December 31, 2020, the amount due to related parties was $1,659,679 and $55,931, respectively. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses (as described below—Administrative Support Agreement), merger related expenses and deferred offering costs paid by the related parties on behalf of the Company.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the year ended December 31, 2021, the Company incurred $120,000 of administrative services under this arrangement, respectively. For the year ended December 31 2020, the Company incurred $105,862 of administrative services under this arrangement. Upon completion of the initial Business Combination, the Company ceased paying these monthly fees.

Note 5-Commitments & Contingencies

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $5,520,000, or $0.20 per Unit of the gross proceeds of the initial 27,600,000 Units (inclusive of 3,600,000 unit over-allotment option) sold in the Initial Public Offering, in the aggregate. In addition, the underwriters were entitled to a deferred fee of (i) $0.35 per Unit of the gross proceeds of the initial 24,000,000 Units sold in the Initial Public Offering, or $8,400,000, and (ii) $0.35 per Unit of the gross proceeds from the 3,600,000 Units sold pursuant to the over-allotment option, or $1,260,000, aggregating to a deferred fee of $9,660,000. The deferred fee was paid to the underwriters from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

GEM Agreement

In order to better manage working capital and liquidity needs post Business Combination, the Company, GEM Global Yield LLC SCS (“GEM Investor”) and GEM Yield Bahamas Ltd. (“GYBL”) entered into a Share Purchase Agreement, dated December 12, 2021 (the “GEM Agreement”), which allows the Company to fund general corporate purpose and working capital needs. The Company is entitled to draw up to $125 million of gross proceeds in exchange for shares of the Company’s Common Stock, at a price equal to 90% of the average closing bid price of the shares of the Company’s Common Stock on the NYSE for a 30 day period, subject to meeting the terms and conditions of the GEM Agreement. GEM Investor is also entitled to purchase shares of the Company’s Common Stock pursuant to a warrant exercisable for up to 2.5% of our outstanding shares of the Company’s Common Stock on a fully diluted basis as of the closing of the Business Combination for a period of 3 years.

In January 2022, the Company negotiated an amendment to the GEM Agreement to provide for two advance draw downs of $12.5 million each that are not limited based on trading volume.

Note 6-Recurring Fair Value Measurements

As of December 31, 2021 and 2020, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $277,873,665 and $277,845,876 which was held as money market funds, respectively. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Fund	$277,873,665	$277,873,665	$—	$—

Liabilities:
Warrant Liabilities-Public Warrants	$8,556,000	$8,556,000	$—	$—
Warrant Liabilities-Private Warrants	4,760,160	—	—	4,760,160
Warrant Liabilities-GEM Warrants	4,000,159	—	—	4,000,159

	$17,316,319	$8,556,000	$—	$8,760,319

G-17

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Fund	$277,845,876	$277,845,876	$—	$—

Liabilities:
Warrant Liabilities-Public Warrants	$23,460,000	$23,460,000	$—	$—
Warrant Liabilities-Private Warrants	13,160,000	—	—	13,160,000

	$36,620,000	$23,460,000	$—	$13,160,000

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

The Private Warrants and GEM Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the Private Warrants and GEM Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from the post-merger announced publicly traded warrants for comparable SPAC companies as of the valuation date. A Monte Carlo Simulation Method was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2021 and December 31, 2020, the closing price of the public warrants was used as the fair value as of each relevant date.

The key inputs into the Black Scholes Option Pricing Model for the Private Warrants were as follows at each of the following balance sheet dates:

Input	December 31, 2021	December 31, 2020
Risk-free interest rate	1.26%	0.47%
Expected term (years)	5.00	5.00
Expected volatility	10.30%	22.0%
Dividend yield	0.0%	0.0%
Exercise price	$11.50	$11.50
Asset Price	$10.01	$10.48

The key inputs into the Black Scholes Option Pricing Model for the GEM Warrants were as follows:

Input	December 12, 2021	December 31, 2021
Risk-free interest rate	0.95%	0.97%
Expected term (years)	3.00	3.00
Expected volatility	10.5%	10.5%
Dividend yield	0.0%	0.0%
Exercise price	$10.00	$10.00
Asset Price	$10.74	$10.48

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants and GEM Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants	Public Warrants	GEM Warrants	Total Warrant Liabilities
Fair value as of February 13, 2020	$10,452,800	$18,354,000	$—	$28,806,800
Change in valuation	2,707,200	5,106,000	—	7,813,200

Fair value as of December 31, 2020	13,160,000	23,460,000	—	36,620,000
Change in valuation	(8,399,840)	(14,904,000)	4,000,159	(19,303,681)

Fair value as of December 31, 2021	$4,760,160	$8,556,000	$4,000,159	$17,316,319

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2021 and for the period from February 13, 2020 through December 31, 2020 other than the transfer of the Public Warrants from Level 3 to Level 1.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant
Fair value at December 31, 2019	$—
Initial value of public and private warrant liabilities at February 13, 2020	28,806,800
Change in fair value of private warrants	2,707,200
Public warrants transferred to level 1	(18,354,000)

Fair value at December 31, 2020	13,160,000
Initial value of GEM warrants at December 12, 2021	4,000,159
Change in fair value of private and GEM warrants	(8,399,840)

Fair Value at December 31, 2021	$8,760,319

Note 7-Shareholders’ Equity (Deficit)

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and December 31, 2020, there were no Class A ordinary shares outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares were automatically convert into Class A ordinary shares at the closing of the initial Business Combination on a one-for-one basis (as adjusted).

Note 8-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as disclosed in the notes to financial statements and described below, the Company did not find any events that would require adjustment or disclosure in the financial statements.

On February 8, 2022 (the “Closing Date”), the Company consummated the previously announced merger (the “Closing”) pursuant to the Merger Agreement, by and among the Company and Quanergy Systems, Inc., a Delaware corporation (when referred to in its pre-Business Combination (as defined below) capacity, “Legacy Quanergy”). On January 28, 2022, Legacy Quanergy changed its corporate name to Quanergy Perception Technologies, Inc. The Company’s shareholders approved the business combination (the “Business Combination”) and the change of the Company’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware (the “Domestication”) at an extraordinary general meeting of stockholders held on January 31, 2022 (the “Special Meeting”). In connection with the Special Meeting and the Business Combination, holders of 26,867,796 of the Company’s Class A ordinary shares (“Class A Ordinary Shares”), or approximately 97.3% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.07 per share, for an aggregate redemption amount of $270,503,771. On February 8, 2022, holders of 600,000 of the Company’s Class A ordinary shares (“Class A Ordinary Shares”), or approximately 2.2% of the shares with redemption rights, reversed their prior redemptions, resulting in $6,040,773 being returned to the trust account established at the consummation of the Company’s initial public offering prior to the Closing.

On the Closing Date, purchasers subscribed to purchase from the Company an aggregate of 3,650,000 shares of the Company’s Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $36,500,000, pursuant to separate subscription agreements (each, a “Subscription Agreement”). The sale of PIPE Shares was consummated substantially concurrently with the Closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported on Form 8-K, as filed with the SEC on February 14, 2022, our Board approved the engagement of Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2022. Grant Thornton served as the independent registered public accounting firm of Legacy Quanergy prior to the Business Combination. Accordingly, Withum Smith + Brown, PC (“Withum”), the Company’s independent registered public accounting firm prior to the Business Combination, was informed on February 8, 2022 that it would be dismissed effective following the completion of the Company’s audit for the year ended December 31, 2021, which consists only of the accounts of CCAC prior to the Business Combination, and replaced by Grant Thornton as our independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 because of a material in our internal control over financial reporting due to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Controls Over Financial Reporting.” In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The Company identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2021. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained as they relate to the classification of redeemable Class A ordinary shares.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of our warrants and Class A ordinary shares, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers, directors and director are as follows:

(1) Name	Age	Position(s)
Executive Officers
Kevin J. Kennedy	66	Chief Executive Officer and Chairman of the Board of Directors
Tianyue Yu	47	Chief Development Officer, Co-Founder and Director
Patrick Archambault	49	Chief Financial Officer
Enzo Signore	59	Chief Marketing Officer
Brad Sherrard	55	Chief Revenue Officer
Non-Employee Directors
Jim DiSanto	59	Director
Karen C. Francis	59	Director
Matthew Hammond	46	Director
Tamer Hassanein	36	Director
Thomas M. Rohrs	69	Director

Executive Officers

Kevin J. Kennedy. Kevin Kennedy has served as our Chief Executive Officer since February 8, 2022. Mr. Kennedy served as Legacy Quanergy’s Chief Executive Officer and Chairman from March 2020 until the Closing. From July 2018 through March 2020, Mr. Kennedy was a senior managing director at Blue Ridge Partners, a revenue growth consulting firm. From January 2009 to October 2017, Mr. Kennedy served as President, Chief Executive Officer and member of the board of directors of Avaya Inc., a cloud communications company. In January 2017, Avaya Inc. filed a Chapter 11 restructuring plan with the U.S. Bankruptcy Court for the Southern District of New York. Avaya Inc. successfully restructured its debt and emerged as a public company. Prior to Avaya Inc., Mr. Kennedy was Chief Executive Officer of JDS Uniphase Corporation, an optical and communications equipment manufacturer, from 2003 to 2008, also serving as JDS Uniphase Corporation’s President from 2004 to 2008. Previously, Mr. Kennedy spent nearly eight years at Cisco Systems, Inc. and 17 years at Bell Laboratories Inc. Kennedy also currently serves on the board of directors of KLA Corporation, Maxeon Solar Technologies Ltd. and Digital Realty Trust, Inc. In 1987, Mr. Kennedy was a Congressional Fellow to the U.S. House of Representatives on Science, Space and Technology. In January 2011, Mr. Kennedy was appointed to the President’s National Security Telecommunications Advisory Committee by former President Obama. Mr. Kennedy holds a B.S. in engineering from Lehigh University in Pennsylvania, as well as M.S. and Ph.D. degrees in engineering from Rutgers University. We believe Mr. Kennedy is qualified to serve as a member of our board of directors as a result of his experience on the boards of directors of several public companies and that Mr. Kennedy offers our board of directors a deep understanding of corporate governance matters.

Tianyue Yu. Tianyue Yu has served as our Chief Development Officer since February 8, 2022. Dr. Yu co-founded Legacy Quanergy in 2012 and served as Legacy Quanergy’s Vice President of Products from February 2014 to May 2018, and Chief Technology Officer from May 2018 to February 2020 and served as Chief Development Officer from February 2020 until the Closing. Dr. Yu is responsible for Quanergy’s technology architecture, product design and engineering execution to advance technology innovation and ensure successful implementation of the product roadmaps. From 2009 to 2010, Dr. Yu served as Senior Scientist of Nanosolar, Inc., a developer of solar power technology. Prior to that, Dr. Yu spent six years at Affymetrix, Inc. as Manager, System Integration from July 2006 to December 2008 and as a staff scientist from January 2003 to July 2006. Dr. Yu holds a B.S. in Chemical Physics from the University of Science and Technology of China and a Ph.D. with concentration in nanotechnology from Cornell University. We believe that Dr. Yu is qualified to serve as a member of our board of directors due to the perspective and experience she brings as Legacy Quanergy’s co-founder.

Patrick Archambault. Patrick Archambault has served as our Chief Financial Officer since February 8, 2022. Mr. Archambault served as Legacy Quanergy’s Chief Financial Officer from July 2019 until the Closing, having previously served as Legacy Quanergy’s Vice President of Finance from November 2017 to July 2019 and Director of Strategic Financial Planning from October 2016 to October 2017. Before joining Legacy Quanergy he was vice president in the global investment research division at Goldman Sachs where he spent 17 years with roles in Latin America equity strategy and covering the US auto industry. He also spent time at Credit Lyonnais in Brazil and at Development Aid from People to People doing social development work in Angola. Mr. Archambault holds a Master’s degree in International Finance and Business from Columbia University’s School of International and Public Affairs as well as a Bachelor of Arts in political science and philosophy from the University of Western Ontario.

Enzo Signore. Enzo Signore has served as our Chief Marketing Officer since February 8, 2022. Mr. Signore served as Legacy Quanergy’s Chief Marketing Officer from July 2019 until the Closing. From April 2017 to July 2019, Mr. Signore served as Chief Marketing Officer of FixStream Network, Inc., an AI software company. From 2014 to February 2017, Mr. Signore served as Chief Marketing Officer of 8x8, Inc., a provider of Voice over IP products; from 2010 to 2014 he served as Vice President, Worldwide Enterprise Solutions & Field Marketing of Avaya Inc.; and from 2004 to 2010 he held several roles at JDS Uniphase Corporation. Prior to joining JDS Uniphase Corporation, Mr. Signore held roles at Cisco Systems Inc., ISOCOR Inc. and Retix Inc. Mr. Signore holds a M.S. in electronic engineering from Politecnico di Torino, Italy.

Brad Sherrard. Brad Sherrard has served as our Chief Revenue Officer since February 8, 2022. Mr. Sherrard served as Legacy Quanergy’s Chief Revenue Officer from October 2020 until the Closing. From December 2019 to October 2020, Mr. Sherrard was Executive Vice President, General Manager IoT Solutions of Sensera, Inc., a sensor and modules manufacture company, having previously served as Sensera’s Executive Vice President Sales from July 2018 to December 2019. From 2004 to April 2018, Mr. Sherrard held numerous roles at u-blox Americas, a semiconductor and module manufacturer, most recently serving as Senior Vice President Sales from 2014 to April 2018. Mr. Sherrard also previously held roles with Roadpost USA Inc., Stratos, Inc., Magellan Navigation, Inc., Sabritec Incorporation and ITT Inc. in varying business development roles. Mr. Sherrard holds a B.S. in Electrical Engineering from the University of California-Irvine and a M.B.A. from Pepperdine University.

Non-Employee Directors

Jim DiSanto. Jim DiSanto has served as a member of our board of directors since February 8, 2022. Mr. DiSanto served on the board of directors of Legacy Quanergy from 2013 to 2015 and from November 2018 to the present. Mr. DiSanto is the co-founder and Managing Partner of Motus Ventures, an early stage venture capital firm funding businesses focusing on AI, Robotics and IoT, where he has served since July 2012. Prior to Motus, Mr. DiSanto formed extensive executive and technical level relationships with auto OEMs, T1 suppliers, logistics firms, global industrials, fleet management providers, telecommunications operators and suppliers, university and government research organizations, and more as an entrepreneur in residence at Asset Management Ventures from 2011 to 2012 and as Chairman and CEO of KonaWare, Inc. from 2004 to 2008. Prior to KonaWare Mr. DiSanto served as VP Business and Corporate Development and as a Director of Simplexity Wireless from 1999 to 2003. Mr. DiSanto previously served as Board Director and General Manager of Digisec/Yamei Electronics (Beijing PRC) from 2008 to 2012. Mr. DiSanto holds B.S. degrees in Aerospace Engineering and Computer Engineering from the University of Michigan as well as an M.B.A. from Stanford University. We believe that Mr. DiSanto is qualified to serve as a member of our board of directors due to his extensive experience managing companies and his years of deep industry relationships.

Karen C. Francis. Karen Francis has served as a member of our board of directors since February 8, 2022. Ms. Francis has served on the board of directors of Legacy Quanergy from September 2018 to December 2019 and from September 2021 to the present. Ms. Francis has served as a member of the board of directors of TuSimple Holdings Inc. since February 2021 and as the Chair of the board of directors of Vontier Corporation, a spinoff from Fortive Corporation focused on mobility and transportation businesses, since its spin-off in 2020. From December 2016 to November 2019, Ms. Francis served on the board of directors of Telenav, Inc., where she served as lead independent director, chair of the Compensation Committee and a member of the Nominating and Governance Committee of Telenav, Inc. Prior to that, she served as a director of The Hanover Insurance Group, Inc. from May 2014 to May 2017 and AutoNation, Inc. from February 2016 to April 2018. In addition, Ms. Francis serves as Senior Advisor to TPG Capital and is an independent director for private equity and venture capital funded companies in Silicon Valley, including Metawave, Nauto and Wind River. Ms. Francis served as Chief Executive Officer of AcademixDirect, Inc., a technology innovator in education, from 2009 to 2014 and as its Executive Chairman from 2009 to 2017. From 2004 to 2007, Ms. Francis was Chairman and Chief Executive Officer of Publicis & Hal Riney, based in San Francisco and part of the Publicis global advertising and marketing network. From 2001 to 2002, she served as Vice President of Ford Motor Company, where she was responsible for the corporate venture capital group, as well as global e-business strategies, customer relationship management and worldwide export operations. From 1996 to 2000, Ms. Francis held several positions with General Motors, including serving as General Manager of the Oldsmobile Division. Ms. Francis was selected to serve on our board of directors due to her experience as a Chief Executive Officer, director, strategic advisor and investor with a deep knowledge of corporate governance and a strong track record of successfully building companies and businesses across multiple industries and sizes. Ms. Francis also serves as Chair of the Compensation & Management Development Committee for Vontier.

Matthew Hammond. Matthew Hammond has served as a member of our board of directors since February 8, 2022. Mr. Hammond has served on the board of directors of Legacy Quanergy since September 2020. Mr. Hammond is Group Managing Director and Chief Financial Officer of Mail.ru, an internet communication and entertainment services group listed on the London Stock Exchange. He joined Mail.Ru in April 2011. Mr. Hammond also serves on the board of directors of Strike Resources Ltd., an Australian-listed resources company. Prior joining Mail.Ru, Mr. Hammond served as Group Strategist for Metalloinvest Holdings from 2008-2011. Mr. Hammond began his career at Credit Suisse in 1997 and was Sector Head in Equity Research. Mr. Hammond holds a B.A. from Bristol University. We believe that Mr. Hammond is qualified to serve as a member of our board of directors due to his extensive business experience and his prior international director roles.

Tamer Hassanein. Tamer Hassanein has served as a member of our board of directors since February 8, 2022. Mr. Hassanein served on the board of directors of Legacy Quanergy from 2014 to September 2018 and from March 2020 to the present. Mr. Hassanein has served as a General Partner of Rising Tide, an early-stage Silicon Valley-based venture capital firm, since November 2011. Mr. Hassanein also currently serves as President and Chief Executive Officer of Timeline.com, Inc., a media company, a role he has held since November 2013. Mr. Hassanein previously served as President of Fuel Powered, Inc. from 2011 to 2012 and as Monetization Guru and founding team member of Zong, Inc, from 2007 through its acquisition by PayPal in 2011. Mr. Hassanein was also the co-founder of Foghorn Games LLC which was acquired by Playsino in 2012. Mr. Hassanein is an advisor and seed investor in AxiomZen, the venture studio that launched Dapper Labs, ZenHub, Toby, and Routific. He has invested in 75+ early stage companies in the Deep Tech, Fin Tech, Healthcare, Gaming, and Blockchain industries. Mr. Hassanein holds a B.S. in Business Administration from the University of San Diego. We believe that Mr. Hassanein is qualified to serve as a member of our board of directors due to his extensive management experience across several industries and his past service on boards of directors.

Thomas M. Rohrs. Thomas Rohrs has served as a member of the board of directors since February 8, 2022. Mr. Rohrs has served on the board of directors of Legacy Quanergy since January 2020. Mr. Rohrs has served as Executive Chairman and director of Ichor Systems, Inc., a semiconductor component manufacturing company, since February 2012 and previously served as Chief Executive Officer from September 2014 through January 2020. Prior to Ichor, Mr. Rohrs served as Chief Executive Officer and Chairman of Skyline Solar Inc. from 2010 to 2012 and Electroglas, Inc. from 2006 to 2009. Mr. Rohrs also served as Senior Vice President of Global Operations and a member of the Executive Committee for Applied Materials, Inc. from 1997 to 2002 and as Vice President of Worldwide Operations for Silicon Graphics, Inc. from 1992 to 1997. Mr. Rohrs currently serves on the board of directors of Advanced Energy Industries, Inc. and Intevac, Inc. Mr. Rohrs previously served on the board of directors of Magma Design Automation, Inc., Ultra Clean Technologies Corp. and Vignani Technologies PvT Ltd. Mr. Rohrs holds a B.S. in mechanical engineering from the University of Notre Dame and an M.B.A. from the Harvard Business School. We believe that Mr. Rohrs is qualified to serve as a member of our board of directors due to his extensive experience managing companies and his past service on boards of directors.

In connection with the closing of the Business Combination, each of CCAC’s officers and directors resigned from their positions and each of the officers and directors above were appointed in connection with the Business Combination.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition

Our business and affairs is organized under the direction of our board of directors. Our board of directors will meet on a regular basis and additionally as required.

In accordance with the terms of our bylaws, our board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors consists of seven members. In accordance with our charter, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I directors are Kevin Kennedy, Tianyue Yu and Jim DiSanto, and their terms will expire at the annual meeting of stockholders to be held in 2023;

•	the Class II directors are Tamer Hassanein and Tom Rohrs, and their terms will expire at the annual meeting of stockholders to be held in 2024; and

•	the Class III directors are Matthew Hammond and Karen Francis, and their terms will expire at the annual meeting of stockholders to be held in 2025.

As nearly as possible, each class will consist of one-third of the directors.

The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Our board of directors has reviewed of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, our board of directors determined that none of our directors, other than Mr. Kennedy, Ms. Yu and Mr. Hassanein, has any current or prior relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors, other than Mr. Kennedy, Ms. Yu and Mr. Hassanein, is “independent” as that term is defined under the NYSE listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deems relevant in determining their independence, including the beneficial ownership of securities of our company by each non-employee director and the transactions described in the section titled “Certain Relationships and Related Party Transactions” in this prospectus.

Board Leadership Structure

Our board of directors is chaired by Mr. Kennedy, our Chief Executive Officer. In such role, Mr. Kennedy has the authority, among other things, to call and preside over board of directors meetings, to set meeting agendas and to determine materials to be distributed to the board of directors. Our board of directors believes that combining the positions of Chief Executive Officer and Chairman of Board helps to ensure that our board of directors and management act with a common purpose and that separating the positions of Chief Executive Officer and Chairman of the Board has the potential to give rise to divided leadership, which could interfere with good decision-making or weaken the ability to develop and implement strategy. Instead, our board of directors believes that combining the positions of Chief Executive Officer and Chairman of the Board provides a single, clear chain of command to execute its strategic initiatives and business plans. In addition, our board of directors believes that a combined Chief Executive Officer/Chairman of the Board is better positioned to act as a bridge between management and our board of directors, facilitating the regular flow of information.

We will not have a lead independent director. Messrs. DiSanto, Hammond, Hassanein and Rhors and Ms. Francis will serve as independent directors who provide active and effective oversight of our strategic decisions. Our board of directors has determined that the leadership structure of the our board of directors will permit our board of directors to fulfill its duties effectively and efficiently and is appropriate given our size and scope and our financial condition.

Role of Our Board of Directors in Risk Oversight/Risk Committee

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Committees of the Board of Directors

Our board of directors includes an audit committee, compensation committee and nominating and corporate governance committee. The board of directors has adopted a charter for each of these committees, which complies with the applicable requirements of current SEC and NYSE rules. Copies of the charters for each committee are available on the investor relations portion of our website.

Audit Committee

Our audit committee consists of Mr. DiSanto, Mr. Hammond and Mr. Rohrs, each of whom our board of directors has determined satisfies the independence requirements under NYSE listing standards and Rule 10A- 3(b)(1) of the Exchange Act. The chair of the audit committee is Mr. Hammond. Our board of directors has determined that each of Mr. Hammond and Mr. Rohrs is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to the corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the independent registered public accounting firm. Specific responsibilities of the audit committee include:

•	helping the board of directors oversee corporate accounting and financial reporting processes;

•	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit the financial statements;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, the interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing related person transactions;

•

obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law; and

•	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of Mr. DiSanto, Ms. Francis and Mr. Rohrs. The chair of the compensation committee is Mr. Rohrs. Our board of directorshas determined that each member of the compensation committee is independent under the NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:

•	reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;

•	administering the equity incentive plans and other benefit programs;

•

reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and

•	reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Francis and Mr. Rohrs. The chair of the nominating and corporate governance committee is Ms. Francis. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the NYSE listing standards.

Specific responsibilities of the nominating and corporate governance committee include:

•	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the board of directors;

•	considering and making recommendations to the board of directors regarding the composition and chairmanship of the committees of the board of directors;

•	developing and making recommendations to the board of directors regarding corporate governance guidelines and matters; and

•	overseeing periodic evaluations of the performance of the board of directors, including its individual directors and committees.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of the Company. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our board of directors or compensation committee.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is be available at the investors section of our website at https://quanergy.com/about/investors/.

Any amendments to the Code of Conduct, or any waivers of its requirements, are expected to be disclosed on our website to the extent required by applicable rules and exchange requirements. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this proxy statement / prospectus.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

Prior to the Business Combination, none of our officers or directors received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on NYSE through the consummation of the Business Combination, we paid our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination were made from funds held outside the trust account. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, was paid by the Company to its sponsor, officers and directors, or any of their respective affiliates, prior to completion of the Business Combination.

CCAC was not party to any agreements with its executive officers and directors that provided for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of February 8, 2022, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 83,412,347 shares of the Company’s Common Stock issued and outstanding as of February 8, 2022 and other than as noted below, do not take into account (i) the issuance of any shares of Common Stock upon the exercise of 21,320,000 warrants, each exercisable for one share of Common Stock at a price of $11.50 per share (the “warrants”) to purchase an aggregate of 21,320,000 shares of Common Stock or (ii) the issuance of any shares pursuant to the GEM Agreement or GEM Warrant. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	% of Ownership
Directors and Named Executive Officers
Kevin Kennedy(2)	2,257,256	2.6%
Bradley Sherrard(3)	93,739	*
Enzo Signore(4)	374,914	*
Tianyue Yu(5)	3,498,387	4.2%
Jim DiSanto(6)	1,875,076	2.2%
Karen Francis(7)	70,723	*
Matthew Hammond(8)	28,800	*
Tamer Hassanein(9)	6,355,060	7.43%
Tom Rohrs(10)	133,880	*
All Quanergy PubCo directors and executive officers as a group (9 individuals)	14,687,835	17.6%
5% Holders
Rising Tide(11)	24,602,394	27.1%
CITIC Capital Acquisition LLC(12)	11,539,750	12.8%
Sensata Technologies, Inc.(13)	8,249,997	9.6%
Zola Ventures(14)	6,865,509	8.0%
Louay Eldada(15)	4,823,344	5.7%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of those listed in the table above is 433 Lakeside Drive, Sunnyvale, California 94085.

(2)

Consists of 2,111,758 restricted stock units that will vest as of or within 60 days of February 8, 2022 and 145,498 shares of Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 8, 2022.

(3)

Consists of 93,739 restricted stock units that will vest as of or within 60 days of February 8, 2022 and 149,498 shares of Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 8, 2022.

(4)

Consists of 271,452 restricted stock units that will vest as of or within 60 days of February 8, 2022 and 103,462 shares of Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 8, 2022.

(5)

Consists of (i) 2,229,801 shares of Common Stock held by Tianyue Yu, Trusteee of the Yang Yu Trust, a trust for the benefit of the holder’s family, (ii) 484,993 shares of Common Stock held by Weilai Yang and Yu Cheung Ho, Trustee of the YYAD10 Trust, a trust for the benefit of the holder’s family, (iii) 484,993 shares of Common Stock held by Weilai Yang and Yu Cheung Ho, Trustee of the YYJK28 Trust, a trust for the benefit of the holder’s family, (iv) 196,422 shares of Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 8, 2022, and (v) 102,178 restricted stock units that will vest as of or within 60 days of February 8, 2022.

(6)

Consists of (i) 28,800 restricted stock units that will vest as of or within 60 days of February 8, 2022 by the holder, (ii) 384,208 shares of Common Stock held by Motus-VGO Autonomous IOT Fund, L.P., (iii) 651,099 shares of Common Stock held by Transportation Technology Ventures II, L.P., (iv) 314,683 shares of Common Stock held by Transportation Technology Ventures LLC, and (v) 496,286 shares of Common Stock held by Transportation Technology Ventures V L.P. Transportation Technology Ventures LLC is a general partner of Transportation Technology Ventures II, L.P. and Transportation Technology Ventures V L.P., Motus-VGO GP LLC is a general partner of Motus-VGO Autonomous IOT Fund, L.P., and Jim DiSanto is a managing member of Transportation Technology Ventures LLC and Motus-VGO GP LLC.

(7)

Consists of 10,103 restricted stock units that will vest as of or within 60 days of February 8, 2022 and 60,620 shares of Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 8, 2022.

(8)	Consists of 28,800 restricted stock units that will vest as of or within 60 days of February 8, 2022.
(9)

Consists of (i) 157,129 shares of Common Stock held by the holder, (ii) 2,002,491 restricted stock units will vest as of or within 60 days of February 8, 2022, (iii) 109,780 shares of Common Stock and 64,663 shares of Common Stock that would be issuable upon exercise of warrants exercisable as of or within 60 days of February 8, 2022, in each case, by Rising Tide II, L.P., (iv) 494,700 shares of Common Stock held by Rising Tide II, LLC, (v) 846,607 shares of Common Stock held by Rising Tide III, LLC, (vi) 1,976,464 shares of Common Stock held by Rising Tide IV, LLC, (vii) 310,395 shares of Common Stock held by Rising Tide IVA, LLC, and (viii) 392,831 shares of Common Stock held by Rising Tide Management, Ltd. All of the foregoing entities, except for Rising Tide Management, Ltd., is managed by Rising Tide Fund Managers, LLC. Rising Tide Management, Ltd. is wholly-owned by Ossama Hassanein, who is also a managing member of Rising Tide Fund Managers, LLC. The holder is a managing member of Rising Tide Fund Managers, LLC. The business address for the holder and its affiliates is 44 Tehama Street, San Francisco, California 94105.

(10)

Consists of 28,800 restricted stock units that will vest as of or within 60 days of February 8, 2022 and 105,080 shares of Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 8, 2022.

(11)

Consists of 17,541,316 shares of Common Stock, including 2,500,000 shares purchased in the PIPE Investment, and 4,731,078 shares of Common Stock that would be issuable upon exercise of warrants exercisable as of or within 60 days of February 8, 2022, in each case, by Rising Tide V, LLC. Rising Tide V, LLC is managed by Victega Business Holding Ltd. The business address for Rising Tide V, LLC is c/o Rising Tide Fund Managers, LLC, 44 Tehama Street, San Francisco, California 94105.

(12)

CITIC Capital Acquisition LLC is the record holder of such shares. CITIC Capital MB Investment Limited, a Cayman Islands exempted company, is the sole member and the manager of CITIC Capital Acquisition LLC. CITIC Capital MB Investment Limited is managed by a board of directors comprised of four directors who may act unanimously in writing or by majority consent during a meeting, assuming a quorum of at least two directors is present. Eric Chan, Zhang Yichen, Pan Hongyan and Liu Mo are the directors of CITIC Capital MB Investment Limited. Each of the foregoing individuals disclaims any beneficial ownership of the securities held by CITIC Capital Acquisition LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Includes 6,580,000 shares of Common Stock that would be issuable upon exercise of warrants.

(13)

Consists of 5,749,997 shares of Common Stock, including 750,000 shares purchased by the holder in the PIPE Financing and 2,500,000 shares of Common Stock that would be issuable upon exercise of a warrant exercisable as of or within 60 days of February 8, 2022. The business address of the holder is 529 Pleasant Street, Attleboro, Massachusetts 02703.

(14)

Consists of 4,278,904 shares of Common Stock and 2,586,605 shares of Common Stock that would be issuable upon exercise of warrants exercisable as of or within 60 days of February 8, 2022. The business address for the holder is 3076 Sir Francis Drake’s Highway, Road Town, Tortola, British Virgin Islands.

(15)

Consists of 4,337,655 shares of Common Stock and 785,689 shares of Common Stock that would be issuable upon exercise of options exercisable as of or within 60 days of February 8, 2022. The business address for the holder is 13100 Zen Gardens Way, Austin, Texas 78732.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Transactions of the Company

Founder Shares

On November 14, 2019, the Sponsor paid $25,000, or approximately $0.004 per CCAC Class B Ordinary share, to cover certain offering costs in consideration for 5,750,000 CCAC Class B Ordinary Shares, par value $0.0001. Effective December 10, 2019, the Sponsor transferred 718,750 founder shares to Henri Arif for a purchase price of $3,125 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 5,031,250 founder shares. On February 10, 2020, CCAC effected a share capitalization of 1,150,000 shares and as a result the Sponsor held 6,037,500 founder shares and Mr. Henri Arif held 862,500 founder shares. On May 7, 2020, the Sponsor transferred 22,000 founder shares to Ross Haghighat for no consideration. On February 10, 2021, the Sponsor appointed Mr. Mark B. Segall as an independent director and transferred 13,000 Founder Shares to Mr. Mark B.Segall, resulting in the Sponsor holding 6,002,500 Founder Shares.

As of September 30, 2021, the Sponsor holds 6,002,500 CCAC Class B Ordinary Shares. On February 10, 2021, the Sponsor transferred 13,000 founder shares to Mr. Mark B. Segall for no consideration. The initial shareholders had agreed to forfeit up to 900,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of September 30, 2021, the underwriter had exercised its over-allotment option in full, hence, these founder shares were no longer subject to forfeiture.

In connection with the Business Combination, each of the 6,900,000 founder shares converted on a one-for-one basis into one share of our Common Stock.

Private Placement Warrants

On February 13, 2020, CCAC sold 27,600,000 Units at a price of $10.00 per Unit, including 3,600,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option. Each Unit consists of one CCAC Class A ordinary share, par value $0.0001 per CCAC Class A ordinary share and one-half of one redeemable warrant. Each warrant entitles the holder to purchase one CCAC Class A ordinary share at a price of $11.50 per CCAC Class A ordinary share, subject to adjustment. Concurrently with the closing of the initial public offering, the Sponsor purchased an aggregate of 7,520,000 warrants at a price of $1.00 per warrant.

The Sponsor purchased an aggregate of 7,520,000 private placement warrants, each exercisable to purchase one CCAC Class A ordinary share at $11.50 per CCAC Class A ordinary share, at a price of $1.00 per warrant, or $7,520,000 in the aggregate, in connection with the initial public offering. The private placement warrants are identical to the warrants sold in the initial public offering except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not be redeemable by CCAC, (ii) may not (including the CCAC Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of CCAC’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights.

In connection with the Business Combination, each of the 7,520,000 private placement warrants converted automatically into one warrant to purchase one share of our Common Stock pursuant to the Warrant Agreement.

Subscription Agreements

Concurrently with the execution of the Merger Agreement, CCAC entered into The Subscription Agreements with certain institutional and accredited investors, including, among others, certain existing equityholders of Legacy Quanergy (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 3,650,000 shares of our Common Stock at $10.00 per share for an aggregate commitment amount of $36.5 million.

Administrative Services Agreement

CCAC previously utilized office space at 9/F, East Tower, Genesis Beijing No. 8 Xinyuan South Road Chaoyang District, Beijing 100027 People’s Republic of China from the Sponsor as CCAC’s executive offices. Commencing upon consummation of the initial public offering, CCAC paid the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of CCAC’s management team. Upon Closing CCAC ceased paying these monthly fees. For the year ended December 31, 2021, CCAC incurred $120,000 in such administrative services under this arrangement.

Related Party, Notes Loans and Advances

On December 9, 2019, the Sponsor agreed to loan CCAC up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the initial public offering pursuant to an unsecured promissory note. The promissory note was non-interest bearing and payable on the earlier of December 31, 2020 and the completion of the initial public offering. The outstanding balance of $300,000 under the promissory note was paid in full on February 13, 2020.

As of December 31, 2022, the amount due to related parties was $1,659,679. The amounts were unpaid reimbursements for the operating expenses, administrative support expenses (as described above – Administrative Services Agreement), and deferred offering costs paid by the related parties on behalf of CCAC.

Certain Transactions of Legacy Quanergy

2020 Note Financing and Warrants

From March 2020 to February 2021, Legacy Quanergy issued to certain investors convertible promissory notes in an aggregate principal amount of approximately $64.8 million (the “2020 Notes”) and warrants (the “2020 Warrants”) to purchase an aggregate of approximately 2.5 million shares of common stock of Legacy Quanergy at a purchase price of $0.01 per share (the “2020 Note Financing”). The 2020 Notes accrued interest at a rate of 10% per annum. Immediately prior to the Closing, the 2020 Notes were converted into that number of shares of common stock of Legacy Quanergy equal to the applicable balance of the 2020 Note divided by 50% of the fair market value of each share of such common stock. Upon the Closing, any 2020 Warrant then outstanding converted into a warrant to purchase shares of our Common Stock.

The following table summarizes the aggregate principal amount of the 2020 Notes and the aggregate number of shares underlying the 2020 Warrants purchased by Legacy Quanergy related persons.

Name	Purchase Amount	Warrant Shares
Rising Tide V, LLC and entities affiliated therewith(1)	$26,475,000	1,236,033
CCSRF Vision (Cayman) Investment Limited(2)	$500,000.00	7,251
Tianning Yu(3)	$200,000.00	19,860

(1)	This entity beneficially owns more than 5% of Legacy Quanergy’s capital stock. Tamer Hassanein, a member of the Legacy Quanergy Board, is an affiliate of Rising Tide V, LLC.
(2)

This entity beneficially owns more than 5% of Legacy Quanergy’s capital stock. Ekaterina Terskin, a member of the Legacy Quanergy Board until January 2021, is an affiliate of CCSRF Vision (Cayman) Investment Limited.

(3)	Tianning Yu is the sister of Tianyue Yu, Legacy Quanergy’s Chief Development Officer, Co-Founder and Director.

Advisor Agreement and Performance RSU Grant

Tamer Hassanein. In March 2021, Legacy Quanergy entered into an advisor agreement with Tamer Hassanein, a director of Legacy Quanergy and General Partner of Rising Tide, pursuant to which Mr. Hassanein agreed to provide certain advisory services in connection with Legacy Quanergy’s 2020 Note Financing. In consideration of such services, Legacy Quanergy granted 481,066 restricted stock units (the “Hassanein RSUs”) to Mr. Hassanein, subject to vesting. Mr. Hassanein RSUs vested in full and were exchanged upon the Closing of the Merger for an equivalent number of our restricted stock units based on the applicable Exchange Ratio.

Brent MacDonald. In December 2020, Legacy Quanergy entered into an advisor agreement with Brent MacDonald, who had served as a director of Legacy Quanergy until September 2020 and is affiliated with Rising Tide, pursuant to which Mr. MacDonald agreed to provide certain advisory services. In consideration of such services, Legacy Quanergy granted 7,423 restricted stock units (the “MacDonald RSUs”) to Mr. MacDonald. The MacDonald RSUs were exchanged upon the Closing of the Merger for an equivalent number of our restricted stock units based on the applicable Exchange Ratio and will be subject to service-based vesting on a quarterly basis over a period of three (3) years from the original grant date. .

Sensata Collaboration Agreements and Warrant

In June 2021, Legacy Quanergy and Sensata entered into a collaboration agreement, pursuant to which Sensata will provide Legacy Quanergy with certain consulting services in the areas of manufacturability, cost reduction, sourcing, and go to market strategies. In consideration of such services, concurrently with the execution of such collaboration agreement, Legacy Quanergy issued Sensata a warrant to purchase that number of shares of Legacy Quanergy common stock at $0.01 per share which were exchanged for 2,500,000 shares of our Common Stock pursuant to the Merger Agreement upon the Closing. Such warrant is exercisable for a five (5) year period commencing on the Closing, unless sooner terminated pursuant to the terms of such warrant.

Quanergy Holders Support Agreement

On June 21, 2021, CCAC, Legacy Quanergy and certain stockholders of Legacy Quanergy entered into a support agreement (the “Quanergy Holders Support Agreement”), whereby each of the parties thereto agreed to, among other things, vote to adopt and approve, following the effectiveness of this Registration Statement, the Merger, the Merger Agreement and all other documents and transactions contemplated thereby. Additionally, certain stockholders of Legacy Quanergy agreed, among other things, not to transfer any of their shares of Legacy Quanergy Capital Stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions, or enter into any voting arrangement that is inconsistent with the Quanergy Holders Support Agreement. The Quanergy Holders Support Agreement terminated at Closing.

Louay Eldada Separation Agreement

In January 2020, Legacy Quanergy entered into a separation agreement with Louay Eldada, its former director, former Chief Executive Officer and a holder of 5% or more of Legacy Quanergy capital stock. Pursuant to this agreement, Mr. Eldada agreed to resign from his positions with Legacy Quanergy and released claims against Legacy Quanergy, and Legacy Quanergy agreed to provide certain severance benefits, including (i) a salary continuation for a period of 12 months, and (ii) continued benefits eligibility for a period of up to 12 months. Additionally, in exchange for Mr. Eldada’s agreement to provide certain advisory services, Legacy Quanergy agreed to extend the exercise period of his vested options through the term of such options and permitted such options to be net-exercised.

Director and Officer Indemnification

Our charter and bylaws provide for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions.

Subscription Agreements

Concurrently with the execution of the Merger Agreement, certain holders of Legacy Quanergy capital stock, including certain holders of 5% of its capital stock and entities affiliated with certain of its directors, entered into Subscription Agreements with CCAC, pursuant to which they subscribed for shares of our Common Stock in connection with the PIPE Investment as set forth below:

Name	Purchase Amount	Quanergy Shares Subscribed for
Rising Tide V, LLC	$25,000,000	2,500,000
Sensata Technologies, Inc. (“Sensata”)(1)	$7,500,000	750,000

(1)	5% or greater stockholder

The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination. See “—Certain Transactions of the Company —Subscription Agreements.”

Related Person Transactions Policy

Prior to the completion of the Business Combination, Legacy Quanergy did not have a formal policy regarding approval of transactions with related parties. Effective as of the completion of the Business Combination, our board of directors adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our Common Stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by Our audit committee would be inappropriate, to another independent body of our board of directors) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the risks, costs, and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties.

Our audit committee will approve only those transactions that it determines are fair to us and in Our best interests. All of the transactions described above were entered into prior to the adoption of such policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm, WithumSmith+Brown, PC, since inception include:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Audit Fees(1)	$224,540	$104,030
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$224,540	$104,030

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

2.1†	Agreement and Plan of Merger, dated as of June 22, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc., and Quanergy Systems, Inc. (incorporated by reference to Exhibit 2.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 22, 2021).

2.2	First Amendment to Agreement and Plan of Merger, dated as of June 28, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc., and Quanergy Systems, Inc. (incorporated by reference to Exhibit 2.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 28, 2021).

2.3	Second Amendment to Agreement and Plan of Merger, dated as of November 15, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc. and Quanergy Systems, Inc (incorporated by reference to Exhibit 2.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on November 15, 2021).

2.4	Third Amendment to Agreement and Plan of Merger, dated as of December 26, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc. and Quanergy Systems, Inc. (incorporated by reference to Exhibit 2.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on December 27, 2021).

3.1	Certificate of Incorporation of Quanergy Systems, Inc. (incorporated by reference to Exhibit 3.1 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

3.2	Bylaws of Quanergy Systems, Inc. (incorporated by reference to Exhibit 3.2 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

4.1	Warrant Agreement, dated February 10, 2020, between CITIC Capital Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on February 13, 2020).

4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

Exhibit Number	Description

4.3	Form of Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.3 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

4.4	Form of Warrant Certificate of the Company issued pursuant to the GEM Agreement (incorporated by reference to Exhibit 4.4 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

4.5	Description of Securities

10.1	Sponsor Support Agreement, dated June 21, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Acquisition LLC and Quanergy Systems, Inc. (incorporated by reference to Exhibit 10.2 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 22, 2021).

10.2	Support Agreement, dated June 21, 2021, by and among CITIC Capital Acquisition Corp., Quanergy Systems, Inc., and certain other stockholders of Quanergy Systems, Inc. (incorporated by reference to Exhibit 10.3 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 22, 2021).

10.3	Form of Subscription Agreement, by and between CITIC Capital Acquisition Corp. and the subscriber party thereto (incorporated by reference to Exhibit 10.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 22, 2021).

10.4	Amended and Restated Registration Rights Agreement, by and among Quanergy Systems, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.4 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.5	Share Purchase Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd. (incorporated by reference to Exhibit 10.5 of CITIC Capital Acquisition Corp.’s Form S-4/A (File No. 333-257962), filed with the SEC on December 13, 2021).

10.6	Amendment No. 1 to Share Purchase Agreement, dated January 31, 2022, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd. (incorporated by reference to Exhibit 10.6 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.7	Registration Rights Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd. (incorporated by reference to Exhibit 99.2 CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on December 13, 2021).

10.8	Amendment No. 1 to Registration Rights Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd.

10.9+	Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(a)+*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(a) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

Exhibit Number	Description

10.9(b)+*	Form of International Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(b) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(c)+*	Form of Incentive Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(c) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(d)+	Form of PRC Resident Incentive Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(d) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(e)+	Form of Nonstatutory Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(e) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(f)+	Form of International Nonstatutory Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(f) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.10+	Quanergy Systems, Inc. Amended and Restated Retention Plan (incorporated by reference to Exhibit 10.6 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.11+	Quanergy Systems, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.11(a)	Form of Stock Option Agreement under the Quanergy Systems, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10(a) of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.11(b)*	Form of Restricted Stock Unit Agreement under the Quanergy Systems, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10(b) of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.12+*	Quanergy Systems, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.13	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.9 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.14	Warrant to Purchase Common Stock, dated June 21, 2021, issued to Sensata Technologies, Inc (incorporated by reference to Exhibit 10.10 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.15	Letter Agreement, dated February 10, 2020, by and among CITIC Capital Acquisition Corp., its executive officers and directors and CITIC Capital Acquisition LLC (incorporated by reference to Exhibit 10.1 to CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

Exhibit Number	Description

10.16+	Offer letter by and between Quanergy Systems, Inc. and Tianyue Yu dated January 9, 2013 (incorporated by reference to Exhibit 10.16 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.17+	Retention letter by and between Quanergy Systems, Inc. and Tianyue Yu dated September 27, 2018 (incorporated by reference to Exhibit 10.17 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.18+	Offer letter by and between Quanergy Systems, Inc. and Enzo Signore dated June 11, 2019 (incorporated by reference to Exhibit 10.18 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.19+	Amended Offer letter by and between Quanergy Systems, Inc. and Patrick Archambault dated August 1, 2019 (incorporated by reference to Exhibit 10.19 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.20+	Offer letter by and between Quanergy Systems, Inc. and Kevin Kennedy dated March 14, 2020 (incorporated by reference to Exhibit 10.20 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.21+	Offer letter by and between Quanergy Systems, Inc. and Bradley James Sherrard dated October 14, 2020 (incorporated by reference to Exhibit 10.21 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.22+	Form of Quanergy Systems, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.22 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.23	Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated July 12, 2017 (incorporated by reference to Exhibit 10.23 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.24	Addendum A to Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated July 12, 2017 (incorporated by reference to Exhibit 10.24 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.25	Addendum B to Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated January 25, 2018 (incorporated by reference to Exhibit 10.25 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.26	Quanergy Systems, Inc. Non-Employee Director Compensation Policy**

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated February 14, 2022 (incorporated by reference to Exhibit 16.1 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

Exhibit Number	Description

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

24.1**	Power of Attorney (included on the signature page herein).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†

The certifications attached as Exhibit 32.1 that accompany this Annual Report are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

+	Indicates a management contract or compensatory plan.
**	Filed Herewith.

Item 16. FORM 10K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022
Quanergy Systems, Inc.

	By:	/s/ Kevin J. Kennedy
Name: Kevin J. Kennedy
Title: Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of Quanergy Systems, Inc. hereby constitute and appoint each of Kevin J. Kennedy and Patrick Archambault, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Kevin J. Kennedy Kevin J. Kennedy	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2022

/s/ Patrick Archambault Patrick Archambault	Chief Financial Officer(Principal Financial and Accounting Officer)	March 31, 2022

/s/ Jim DiSanto Jim DiSanto	Director	March 31, 2022

/s/ Karen Francis Karen Francis	Director	March 31, 2022

/s/ Matthew Hammond Matthew Hammond	Director	March 31, 2022

/s/ Tamer Hassanein Tamer Hassanein	Director	March 31, 2022

/s/ Thomas M. Rohrs Thomas M. Rohrs	Director	March 31, 2022

/s/ Tianyue Yu Tianyue Yu	Director	March 31, 2022