Form 10-K/A
period 2021-12-31
Quanergy Systems, Inc.
filed 2022-04-01
CIK 1794621

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 31, 2022, is to furnish the interactive data files as Exhibit 101 to the Form
10-K
which were omitted due to a technical problem in the submission of the original Form 10K for Quanergy Systems, Inc.
Users of this data are advised that pursuant to Rule 406T of Regulation
S-T,
these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.
No other changes have been made to the Form
10-K
other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form
10-K
or modify or update in any way disclosures made in the Form
10-K.

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
We must successfully manage product introductions and transitions in order to remain competitive
.
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

The accompanying not
e
s are an integral part of the financial statements.

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
Executive Officers
Kevin J. Kennedy
. Kevin Kennedy has served as our Chief Executive Officer since February 8, 2022. Mr. Kennedy served as Legacy Quanergy’s Chief Executive Officer and Chairman from March 2020 until the Closing. From July 2018 through March 2020, Mr. Kennedy was a senior managing director at Blue Ridge Partners, a revenue growth consulting firm. From January 2009 to October 2017, Mr. Kennedy served as President, Chief Executive Officer and member of the board of directors of Avaya Inc., a cloud communications company. In January 2017, Avaya Inc. filed a Chapter 11 restructuring plan with the U.S. Bankruptcy Court for the Southern District of New York. Avaya Inc. successfully restructured its debt and emerged as a public company. Prior to Avaya Inc., Mr. Kennedy was Chief Executive Officer of JDS Uniphase Corporation, an optical and communications equipment manufacturer, from 2003 to 2008, also serving as JDS Uniphase Corporation’s President from 2004 to 2008. Previously, Mr. Kennedy spent nearly eight years at Cisco Systems, Inc. and 17 years at Bell Laboratories Inc. Kennedy also currently serves on the board of directors of KLA Corporation, Maxeon Solar Technologies Ltd. and Digital Realty Trust, Inc. In 1987, Mr. Kennedy was a Congressional Fellow to the U.S. House of Representatives on Science, Space and Technology. In January 2011, Mr. Kennedy was appointed to the President’s National Security Telecommunications Advisory Committee by former President Obama. Mr. Kennedy holds a B.S. in engineering from Lehigh University in Pennsylvania, as well as M.S. and Ph.D. degrees in engineering from Rutgers University. We believe Mr. Kennedy is qualified to serve as a member of our board of directors as a result of his experience on the boards of directors of several public companies and that Mr. Kennedy offers our board of directors a deep understanding of corporate governance matters.
Tianyue Yu
. Tianyue Yu has served as our Chief Development Officer since February 8, 2022. Dr. Yu co-founded
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

Patrick Archambault
. Patrick Archambault has served as our Chief Financial Officer since February 8, 2022. Mr. Archambault served as Legacy Quanergy’s Chief Financial Officer from July 2019 until the Closing, having previously served as Legacy Quanergy’s Vice President of Finance from November 2017 to July 2019 and Director of Strategic Financial Planning from October 2016 to October 2017. Before joining Legacy Quanergy he was vice president in the global investment research division at Goldman Sachs where he spent 17 years with roles in Latin America equity strategy and covering the US auto industry. He also spent time at Credit Lyonnais in Brazil and at Development Aid from People to People doing social development work in Angola. Mr. Archambault holds a Master’s degree in International Finance and Business from Columbia University’s School of International and Public Affairs as well as a Bachelor of Arts in political science and philosophy from the University of Western Ontario.
Enzo Signore
. Enzo Signore has served as our Chief Marketing Officer since February 8, 2022. Mr. Signore served as Legacy Quanergy’s Chief Marketing Officer from July 2019 until the Closing. From April 2017 to July 2019, Mr. Signore served as Chief Marketing Officer of FixStream Network, Inc., an AI software company. From 2014 to February 2017, Mr. Signore served as Chief Marketing Officer of 8x8, Inc., a provider of Voice over IP products; from 2010 to 2014 he served as Vice President, Worldwide Enterprise Solutions & Field Marketing of Avaya Inc.; and from 2004 to 2010 he held several roles at JDS Uniphase Corporation. Prior to joining JDS Uniphase Corporation, Mr. Signore held roles at Cisco Systems Inc., ISOCOR Inc. and Retix Inc. Mr. Signore holds a M.S. in electronic engineering from Politecnico di Torino, Italy.
Brad Sherrard
. Brad Sherrard has served as our Chief Revenue Officer since February 8, 2022. Mr. Sherrard served as Legacy Quanergy’s Chief Revenue Officer from October 2020 until the Closing. From December 2019 to October 2020, Mr. Sherrard was Executive Vice President, General Manager IoT Solutions of Sensera, Inc., a sensor and modules manufacture company, having previously served as Sensera’s Executive Vice President Sales from July 2018 to December 2019. From 2004 to April 2018, Mr. Sherrard held numerous roles at
u-blox
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
Non-Employee
Directors
Jim DiSanto
. Jim DiSanto has served as a member of our board of directors since February 8, 2022. Mr. DiSanto served on the board of directors of Legacy Quanergy from 2013 to 2015 and from November 2018 to the present. Mr. DiSanto is the co-founder
and Managing Partner of Motus Ventures, an early stage venture capital firm funding businesses focusing on AI, Robotics and IoT, where he has served since July 2012. Prior to Motus, Mr. DiSanto formed extensive executive and technical level relationships with auto OEMs, T1 suppliers, logistics firms, global industrials, fleet management providers, telecommunications operators and suppliers, university and government research organizations, and more as an entrepreneur in residence at Asset Management Ventures from 2011 to 2012 and as Chairman and CEO of KonaWare, Inc. from 2004 to 2008. Prior to KonaWare Mr. DiSanto served as VP Business and Corporate Development and as a Director of Simplexity Wireless from 1999 to 2003. Mr. DiSanto previously served as Board Director and General Manager of Digisec/Yamei Electronics (Beijing PRC) from 2008 to 2012. Mr. DiSanto holds B.S. degrees in Aerospace Engineering and Computer Engineering from the University of Michigan as well as an M.B.A. from Stanford University. We believe that Mr. DiSanto is qualified to serve as a member of our board of directors due to his extensive experience managing companies and his years of deep industry relationships.
Karen C. Francis
.
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

Matthew Hammond
. Matthew Hammond has served as a member of our board of directors since February 8, 2022. Mr. Hammond has served on the board of directors of Legacy Quanergy since September 2020. Mr. Hammond is Group Managing Director and Chief Financial Officer of Mail.ru, an internet communication and entertainment services group listed on the London Stock Exchange. He joined Mail.Ru in April 2011. Mr. Hammond also serves on the board of directors of Strike Resources Ltd., an Australian-listed resources company. Prior joining Mail.Ru, Mr. Hammond served as Group Strategist for Metalloinvest Holdings from 2008-2011. Mr. Hammond began his career at Credit Suisse in 1997 and was Sector Head in Equity Research. Mr. Hammond holds a B.A. from Bristol University. We believe that Mr. Hammond is qualified to serve as a member of our board of directors due to his extensive business experience and his prior international director roles.
Tamer Hassanein
. Tamer Hassanein has served as a member of our board of directors since February 8, 2022.
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
Thomas M. Rohrs
. Thomas Rohrs has served as a member of the board of directors since February 8, 2022. Mr. Rohrs has served on the board of directors of Legacy Quanergy since January 2020. Mr. Rohrs has served as Executive Chairman and director of Ichor Systems, Inc., a semiconductor component manufacturing company, since February 2012 and previously served as Chief Executive Officer from September 2014 through January 2020. Prior to Ichor, Mr. Rohrs served as Chief Executive Officer and Chairman of Skyline Solar Inc. from 2010 to 2012 and Electroglas, Inc. from 2006 to 2009. Mr. Rohrs also served as Senior Vice President of Global Operations and a member of the Executive Committee for Applied Materials, Inc. from 1997 to 2002 and as Vice President of Worldwide Operations for Silicon Graphics, Inc. from 1992 to 1997. Mr. Rohrs currently serves on the board of directors of Advanced Energy Industries, Inc. and Intevac, Inc. Mr. Rohrs previously served on the board of directors of Magma Design Automation, Inc., Ultra Clean Technologies Corp. and Vignani Technologies PvT Ltd. Mr. Rohrs holds a B.S. in mechanical engineering from the University of Notre Dame and an M.B.A. from the Harvard Business School. We believe that Mr. Rohrs is qualified to serve as a member of our board of directors due to his extensive experience managing companies and his past service on boards of directors.
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
Director Independence
Our board of directors has reviewed of the independence of each director. Based on information provided by each director concerning her or his background, employment and affiliations, our board of directors determined that none of our directors, other than Mr. Kennedy, Ms. Yu and Mr. Hassanein, has any current or prior relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the directors, other than Mr. Kennedy, Ms. Yu and Mr. Hassanein, is “independent” as that term is defined under the NYSE listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee
director has with our company and all other facts and circumstances our board of directors deems relevant in determining their independence, including the beneficial ownership of securities of our company by each non-employee
director and the transactions described in the section titled “
Certain Relationships and Related Party Transactions
” in this prospectus.
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
Code of Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is be available at the investors section of our website at
https://quanergy.com/about/investors/
.
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
Subscription Agreements
Concurrently with the execution of the Merger Agreement, CCAC entered into The Subscription Agreements with certain institutional and accredited investors, including, among others, certain existing equityholders of Legacy Quanergy (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 3,650,000 shares of our Common Stock at $10.00 per share for an aggregate commitment amount of $36.5 million
.
Administrative Services Agreement
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

Name	Purchase Amount	Warrant Shares
Rising Tide V, LLC and entities affiliated therewith (1)	$26,475,000	1,236,033
CCSRF Vision (Cayman) Investment Limited (2)	$500,000.00	7,251
Tianning Yu (3)	$200,000.00	19,860

(1)	This entity beneficially owns more than 5% of Legacy Quanergy’s capital stock. Tamer Hassanein, a member of the Legacy Quanergy Board, is an affiliate of Rising Tide V, LLC.
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
Subscription Agreements
Concurrently with the execution of the Merger Agreement, certain holders of Legacy Quanergy capital stock, including certain holders of 5% of its capital stock and entities affiliated with certain of its directors, entered into Subscription Agreements with CCAC, pursuant to which they subscribed for shares of our Common Stock in connection with the PIPE Investment as set forth below:

Name	Purchase Amount	Quanergy Shares Subscribed for
Rising Tide V, LLC	$25,000,000	2,500,000
Sensata Technologies, Inc. (“Sensata”) (1)	$7,500,000	750,000

(1)	5% or greater stockholder
The PIPE Investment was consummated substantially concurrently with the closing of the Business Combination. See “—Certain Transactions of the Company —Subscription Agreements
.”
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees for professional services provided by our independent registered public accounting firm, WithumSmith+Brown, PC, since inception include:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Audit Fees (1)	$224,540	$104,030
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
Total Fees	$224,540	$104,030

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
exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit
).

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

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

2.1†	Agreement and Plan of Merger, dated as of June 22, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc., and Quanergy Systems, Inc. (incorporated by reference to Exhibit 2.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 22, 2021).

2.2	First Amendment to Agreement and Plan of Merger, dated as of June 28, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc., and Quanergy Systems, Inc. (incorporated by reference to Exhibit 2.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 28, 2021).

2.3	Second Amendment to Agreement and Plan of Merger, dated as of November 15, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc. and Quanergy Systems, Inc (incorporated by reference to Exhibit 2.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on November 15, 2021).

2.4	Third Amendment to Agreement and Plan of Merger, dated as of December 26, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc. and Quanergy Systems, Inc. (incorporated by reference to Exhibit 2.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on December 27, 2021).

3.1	Certificate of Incorporation of Quanergy Systems, Inc. (incorporated by reference to Exhibit 3.1 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

3.2	Bylaws of Quanergy Systems, Inc. (incorporated by reference to Exhibit 3.2 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

4.1	Warrant Agreement, dated February 10, 2020, between CITIC Capital Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on February 13, 2020).

4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

Exhibit Number	Description

4.3	Form of Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.3 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

4.4	Form of Warrant Certificate of the Company issued pursuant to the GEM Agreement (incorporated by reference to Exhibit 4.4 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

4.5	Description of Securities

10.1	Sponsor Support Agreement, dated June 21, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Acquisition LLC and Quanergy Systems, Inc. (incorporated by reference to Exhibit 10.2 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 22, 2021).

10.2	Support Agreement, dated June 21, 2021, by and among CITIC Capital Acquisition Corp., Quanergy Systems, Inc., and certain other stockholders of Quanergy Systems, Inc. (incorporated by reference to Exhibit 10.3 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 22, 2021).

10.3	Form of Subscription Agreement, by and between CITIC Capital Acquisition Corp. and the subscriber party thereto (incorporated by reference to Exhibit 10.1 of CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on June 22, 2021).

10.4	Amended and Restated Registration Rights Agreement, by and among Quanergy Systems, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.4 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.5	Share Purchase Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd. (incorporated by reference to Exhibit 10.5 of CITIC Capital Acquisition Corp.’s Form S-4/A (File No. 333-257962), filed with the SEC on December 13, 2021).

10.6	Amendment No. 1 to Share Purchase Agreement, dated January 31, 2022, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd. (incorporated by reference to Exhibit 10.6 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.7	Registration Rights Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd. (incorporated by reference to Exhibit 99.2 CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on December 13, 2021).

10.8	Amendment No. 1 to Registration Rights Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd.

10.9+	Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(a)+*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(a) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

Exhibit Number	Description

10.9(b)+*	Form of International Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(b) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(c)+*	Form of Incentive Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(c) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(d)+	Form of PRC Resident Incentive Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(d) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(e)+	Form of Nonstatutory Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(e) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.9(f)+	Form of International Nonstatutory Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(f) of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.10+	Quanergy Systems, Inc. Amended and Restated Retention Plan (incorporated by reference to Exhibit 10.6 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.11+	Quanergy Systems, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.11(a)	Form of Stock Option Agreement under the Quanergy Systems, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10(a) of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.11(b)*	Form of Restricted Stock Unit Agreement under the Quanergy Systems, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.10(b) of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.12+*	Quanergy Systems, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

10.13	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.9 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.14	Warrant to Purchase Common Stock, dated June 21, 2021, issued to Sensata Technologies, Inc (incorporated by reference to Exhibit 10.10 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.15	Letter Agreement, dated February 10, 2020, by and among CITIC Capital Acquisition Corp., its executive officers and directors and CITIC Capital Acquisition LLC (incorporated by reference to Exhibit 10.1 to CITIC Capital Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 13, 2020).

Exhibit Number	Description

10.16+	Offer letter by and between Quanergy Systems, Inc. and Tianyue Yu dated January 9, 2013 (incorporated by reference to Exhibit 10.16 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.17+	Retention letter by and between Quanergy Systems, Inc. and Tianyue Yu dated September 27, 2018 (incorporated by reference to Exhibit 10.17 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.18+	Offer letter by and between Quanergy Systems, Inc. and Enzo Signore dated June 11, 2019 (incorporated by reference to Exhibit 10.18 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.19+	Amended Offer letter by and between Quanergy Systems, Inc. and Patrick Archambault dated August 1, 2019 (incorporated by reference to Exhibit 10.19 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.20+	Offer letter by and between Quanergy Systems, Inc. and Kevin Kennedy dated March 14, 2020 (incorporated by reference to Exhibit 10.20 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.21+	Offer letter by and between Quanergy Systems, Inc. and Bradley James Sherrard dated October 14, 2020 (incorporated by reference to Exhibit 10.21 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.22+	Form of Quanergy Systems, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.22 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.23	Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated July 12, 2017 (incorporated by reference to Exhibit 10.23 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.24	Addendum A to Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated July 12, 2017 (incorporated by reference to Exhibit 10.24 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.25	Addendum B to Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated January 25, 2018 (incorporated by reference to Exhibit 10.25 of CITIC Capital Acquisition Corp.’s Form S-4 (File No. 333-257962), filed with the SEC on July 17, 2021).

10.26	Quanergy Systems, Inc. Non-Employee Director Compensation Policy**

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated February 14, 2022 (incorporated by reference to Exhibit 16.1 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

Exhibit Number	Description

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Quanergy Systems, Inc.’s Current Report on Form 8-K (File No. 001-39222), filed with the SEC on February 14, 2022).

24.1**	Power of Attorney (included on the signature page herein).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. FORM 10K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

Quanergy Systems, Inc.

	By:	/s/ Patrick Archambault
Name: Patrick Archambault
Title: Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

* Kevin J. Kennedy	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2022

/s/ Patrick Archambault Patrick Archambault	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

* Jim DiSanto	Director	March 31, 2022

* Karen Francis	Director	March 31, 2022

* Matthew Hammond	Director	March 31, 2022

* Tamer Hassanein	Director	March 31, 2022

* Thomas M. Rohrs	Director	March 31, 2022

* Tianyue Yu	Director	March 31, 2022

*By:	/s/ Patrick Archambault
Patrick Archambault
Attorney-in fact