Form 10-Q
period 2022-03-31
Quanergy Systems, Inc.
filed 2022-05-16
CIK 1794621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-39222

QUANERGY SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0535845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Lakeside Drive Sunnyvale, California	94085
(Address of Principal Executive Offices)	(Zip Code)
(408)
245-9500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	QNGY	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	QNGY W S	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

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
of the Act).    Yes  ☐    No  ☒
As of May 10, 2022, there were 92,695,116 shares of the registrant’s common stock outstanding.

QUANERGY SYSTEMS, INC.

i

Part I—Financial Information
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Quanergy Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except number of shares)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$21,176	$26,106
Restricted cash	70	70
Accounts receivable, net of allowance for doubtful accounts of $224 at March 31, 2022 and December 31, 2021	984	645
Inventory	3,295	3,242
Prepaid expenses and other current assets	13,138	1,138

Total current assets	38,663	31,201
Property and equipment, net	1,882	1,908
Other long-term assets	11,718	3,539

Total assets	$52,263	$36,648

Liabilities and stockholders’ equity / (deficit)
Current liabilities
Accounts payable	$4,196	$2,375
Accrued expenses	2,567	2,435
Accrued settlement liability	2,500	2,500
Other current liabilities	3,320	737
Short-term debt	—	34,311
Related party payable	1,070	—

Total current liabilities	13,653	42,358
Long-term debt	—	16,153
Long-term debt - related party	—	16,670
Derivative liability	1,808	26,017
Other long-term liabilities	10,739	803

Total liabilities	26,200	102,001

Commitments and contingencies (Note 15)
Stockholders’ equity / (deficit):
Common stock, $0.0001 par value. 300,000,000 and 80,071,901 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 98,498,731 and 57,020,151 shares issued and outstanding as of March 31, 2022 and December 31, 2021 respectively.	10	6
Additional paid-in capital	438,404	242,299
Accumulated other comprehensive loss	(72)	(61)
Accumulated deficit	(412,279)	(307,597)

Total stockholders’ equity / (deficit)	26,063	(65,353)

Total liabilities and stockholders’ equity / (deficit)	$52,263	$36,648

The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,367	$383
Cost of goods sold	1,853	497

Gross loss	(486)	(114)
Operating expenses:
Research and development	12,824	4,357
Sales and marketing	7,196	1,745
General and administrative	41,792	2,493

Operating expenses	61,812	8,595

Loss from operations	(62,298)	(8,709)
Other income (expense):
Interest expense, net	(40,044)	(3,684)
Other expense, net	(2,337)	(2,317)

Loss before income taxes	(104,679)	(14,710)
Income tax provision	(3)	(4)

Net loss	$(104,682)	$(14,714)

Net loss attributable per share to common stockholders, basic and diluted	$(1.19)	$(0.23)
Weighted-average shares used to compute net loss attributable per share to common stockholders, basic and diluted	87,705,256	62,811,287
The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(104,682)	$(14,714)
Other comprehensive loss (net of tax):
Foreign currency translation gain (loss)	(11)	5

Comprehensive loss	$(104,693)	$(14,709)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.
Condensed Consolidated Statements of Stockholder’s Equity / (Deficit)
(in thousands, except number of shares)
(unaudited)

	Convertible		Common				Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Preferred Stock		Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (as previously reported)	7,695,112	$152,978	5,018,676	$1	$89,326	$(307,597)	$(61)	$(218,331)
Retroactive application of recapitalization (Note 2)	(7,695,112)	(152,978)	52,001,475	5	152,973	—	—	152,978

Balance at December 31, 2021, as adjusted (Note 2)	—	—	57,020,151	6	242,299	(307,597)	(61)	(65,353)

Conversion of 2023 Notes into common stock	—	—	14,464,992	1	101,977	—	—	101,978
Issuance of common stock upon the reverse capitalization, net of offering costs	—	—	8,232,204	1	(9,152)	—	—	(9,151)
Offering cost in connection with Business Combination and PIPE financing	—	—	—	—	(12,450)	—	—	(12,450)
Issuance of PIPE shares	—	—	3,695,000	—	36,950	—	—	36,950
Subsequent issuance of shares for offering costs incurred in connection with Business Combination and PIPE financing	—	—	4,803,641	1	9,530	—	—	9,531
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	7,177,204	1	—	—	—	1
Issuance of common stock warrants	—	—	—	—	17,602	—	—	17,602
Stock-based compensation	—	—	—	—	51,561	—	—	51,561
Shares issued upon exercise of options	—	—	197,875	—	58	—	—	58
Shares issued upon exercise of common stock warrants	—	—	2,907,664	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(104,682)	—	(104,682)

Balance at March 31, 2022	—	$—	98,498,731	$10	$438,404	$(412,279)	$(72)	$26,063

	Convertible		Common				Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Preferred Stock		Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020 (as previously reported)	7,695,112	$152,978	4,696,352	$—	$55,310	$(244,053)	$(61)	$(188,804)
Retroactive application of recapitalization (Note 2)	(7,695,112)	(152,978)	51,073,204	5	152,973	—	—	152,978

Balance at December 31, 2020, as adjusted (Note 2)	—	—	55,769,556	5	208,283	(244,053)	(61)	(35,826)

Shares issued upon exercise of options	—	—	77,595	—	74	—	—	74
Issuance of common stock warrants	—	—	—	—	21,971	—	—	21,971
Issuance of Restricted Stock Awards (“RSAs”)	—	—	1,163,984	—	563	—	—	563
Stock-based compensation	—	—	—	—	1,017	—	—	1,017
Other comprehensive gain	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(14,714)	—	(14,714)

Balance at March 31, 2021	—	$—	57,011,135	$5	$231,908	$(258,767)	$(56)	$(26,910)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(104,682)	$(14,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	51,561	1,581
Non-cash interest expense	40,046	3,685
Change in fair value of derivative liabilities	2,337	2,317
Non-cash bonus expense	526
Depreciation and amortization	228	251
Non-cash lease expense	174	—
Paid-in-kind interest and accrued interest on repayment of 2022 Notes	(9,341)	—
Other	—	4
Changes in operating assets and liabilities:
Accounts receivable	(339)	329
Inventory	(52)	146
Prepaid expenses and other current assets	(3,199)	153
Other long-term assets	(3)	(825)
Accounts payable	327	1,104
Accrued expenses	(196)	(567)
Other current liabilities	(218)	(9)
Other long-term liabilities	85	(73)

Net cash used in operating activities	(22,746)	(6,618)

Cash flows from investing activities
Purchases of property and equipment	(202)	—

Net cash used in investing activities	(202)	—

Cash flows from financing activities
Related party proceeds from PIPE financing	36,950	—
Proceeds from Business Combination and PIPE financing	13,414	—
Payments of offering costs	(6,609)	—
Repayment of 2022 Notes	(25,813)	—
Proceeds from exercise of stock options	58	74
Proceeds from exercise of common stock warrants	29	—
Proceeds from issuance of convertible notes	—	37,186
Proceeds from issuance of convertible notes to related parties	—	11,475

Net cash provided by financing activities	18,029	48,735

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,930)	42,122
Cash, cash equivalents and restricted cash at beginning of period	26,176	7,668

Cash, cash equivalents and restricted cash at end of period	$21,246	$49,790

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,326	$—
Supplemental schedule of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$152,978	$—
Conversion of 2023 Notes into equity	$101,978	$—
Issuance of common stock warrants	$17,602	$21,970
Assumption of net liabilities from Business Combination	$15,955	$—
Offering costs paid in common stock	$9,531	$—
GEMS commitment fee	$2,500	$—
Unpaid offering costs	$1,229	$—
Fair value of debt derivative liabilities related to issuance of convertible notes	$—	$17,540
Unpaid debt issuance costs	$—	$46
The accompanying notes are an integral part of these unaudited condensed financial statements.

(1) Basis of Presentation and Summary of Significant Accounting Policies
(a) Description of Business
Quanergy Systems, Inc. (the “Company” or “Quanergy”) formerly known as CITIC Capital Acquisition Corp., designs, develops and produces Light Detection and Ranging (“LiDAR”) sensors and is a leader in 3D sensing that delivers robust and intelligent real-time 3D object detection and classification solutions.
CITIC Capital Acquisition Corp. (“CCAC”), the Company’s predecessor, was incorporated as a Cayman Islands exempted special purpose acquisition company. On February 7, 2022, CCAC effectuated the change of the Company’s jurisdiction of incorporation to the state of Delaware. Accordingly, each of CCAC’s issued and outstanding Class A Ordinary Shares and Class B Ordinary Shares automatically converted on a one-for-one
basis, into shares of common stock of the CCAC (“Common Stock”). Similarly, all of CCAC’s outstanding warrants became warrants to acquire shares of the Company’s common stock, and no other changes were made to the terms of any outstanding warrants.
(b) Business Combination
On February 8, 2022 (the “Closing Date” or “Closing”), the Company consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of June 21, 2021 (as amended, the “Merger Agreement”), by and among CCAC, CITIC Capital Merger Sub Inc. (“Merger Sub”), and Quanergy Systems, Inc., (“Legacy Quanergy”). Pursuant to the terms of the Merger Agreement, the Business Combination between the Company and Legacy Quanergy was effected through the merger of Merger Sub with and into Legacy Quanergy, with Legacy Quanergy continuing as the surviving corporation and a wholly-owned subsidiary of the Company. On the Closing Date, the registrant changed its name from CITIC Capital Acquisition Corp. to Quanergy Systems, Inc. On January 28, 2022, Legacy Quanergy changed its corporate name to Quanergy Perception Technologies, Inc. In connection with the Business Combination, holders of 26,867,796 of CCAC’s Class A Ordinary Shares, or approximately 97.3% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.07 per share, for an aggregate redemption amount of $270.5 million. On the Closing Date, holders of 600,000 of CCAC’s Class A Ordinary Shares, or approximately 2.2% of the shares with redemption rights, reversed their prior redemptions, resulting in $6.0 million being returned to the trust account established at the consummation of CCAC’s initial public offering prior to the Closing.
Pursuant to the terms of the Merger Agreement, at the effective time of the Business Combination:

•	All outstanding shares of Legacy Quanergy common stock were cancelled and converted into shares of Quanergy using a conversion ratio of 3.8799 (“Exchange Ratio”);

•
All outstanding shares of Legacy Quanergy convertible preferred stock were cancelled and converted into shares of Quanergy’s common stock (all preferred stock except for Series B and Series C were cancelled and converted using a ratio of 3.8799; Series B and Series C were converted using ratios of 11.5423 and 14.3118, respectively);

•
All outstanding stock options, Restricted Stock (“RSAs”), Restricted Stock Unit Awards (“RSUs”) and common stock warrants of Legacy Quanergy, whether vested or unvested, were assumed by the Company and converted into stock options, Restricted Stock, Restricted Stock Unit Awards and common stock warrants of Quanergy;

•
The Note Financing Agreement issued in 2020 (the “2023 Initial Notes) and 2021 (the “Extension Notes”, and together with 2023 Initial Notes, referred to as the “2023 Notes”) converted into shares of Legacy Quanergy common stock, that subsequently converted into shares of common stock of Quanergy at the rate consistent with the terms of the note agreement;

•	Legacy Quanergy’s indebtedness under the Note Financing Agreement issued in 2018 was paid off;

•	All outstanding CCAC Class A and Class B Ordinary Shares were cancelled and converted into shares of common stock of Quanergy;

•	All outstanding warrants of CCAC converted automatically into warrants to purchase Quanergy common stock at a ratio of 1.0 to 1.0.
On the Closing Date, certain investors (the “PIPE Investors”) purchased from the Company an aggregate of 3,695,000 shares (the “PIPE Shares”) of Common Stock at a price of $10.00 per share, for an aggregate purchase price of approximately $37.0 million (the “PIPE Financing”), in a private placement pursuant to separate subscription agreements consummated substantially concurrently with close of the Business Combination.
The Company’s common stock and warrants are now listed on the New York Stock Exchange under the symbols “QNGY” and “QNGY WS”. Unless the context otherwise requires, “we,” “us,” “our,” “Quanergy,” and the “Company” refers to Quanergy Systems, Inc., the combined company and its subsidiaries following the Business Combination. Refer to “Note 2 – Reverse Recapitalization” for further discussion of the Business Combination.
(c) Basis of Presentation and Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The condensed consolidated financial statements as of March 31, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021, which was filed as Exhibit 99.1 to the Company’s Form
8-K/A
filed with the SEC on March 31, 2022.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.
In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 31, 2022, the results of operations, including its comprehensive loss, and stockholders’ equity/(deficit) for the three months ended March 31, 2022 and 2021, and the statement of cash flows for the three months ended March 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.
(d) Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements for the fiscal year ended December 31, 2021. Other than the accounting policies discussed below related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the three months ended March 31, 2022. See “Recently Adopted Accounting Pronouncements” and “Note 13 – Leases” related to the adoption of ASC 842.

(e) Liquidity and Capital Resources
The Company has prepared its condensed consolidated financial statements assuming that the Company will continue as a going concern. The Company has had recurring losses and an accumulated deficit since its inception. The Company obtained additional funding of $43.8 million in connection with the Business Combination and effectively settled its outstanding debt balance of $106 million, thereby providing the Company with additional future financial flexibility. The Business Combination also gives the Company access to $125 million from a previously announced share subscription facility from Global Emerging Markets Group (“GEM”), a Luxembourg-based private alternative investment group, once the effectiveness of the resale S-1 Registration Statement and other requirements are completed, which is expected to occur in the second quarter of FY 2022. Should the company not be able to access the GEM facility, it would be forced to seek other forms of financing which may not be available in sufficient amounts to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, for a period of twelve months following the date of issuance of financial statements as of and for the three months ended March 31, 2022. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
(f) Impact of
Covid-19
The extensive impact of the pandemic caused by the novel coronavirus
(“COVID-19”)
has resulted, and will likely continue to result, in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of
COVID-19,
a number of countries, states, counties, and other jurisdictions have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home
orders, travel restrictions, limitations on gatherings of people, reduced operations, and extended closures of businesses.
With respect to the Company’s results of operations, sales for the three months ended March 31, 2022 and for the full years of 2021 and 2020 were heavily impacted by Covid-19 primarily due to the delay of projects and slowing overall business activity, as well as, in certain cases, the inability to physically access customer sites. Despite these setbacks, we reacted quickly to help offset the negative cash flow impacts of these factors with key elements of our cash preservation plan in 2020 including furloughing nearly
 50% of our employees, negotiating extended payment terms with vendors, cutting wages across the entire workforce and reducing overall external contractor spending. We also benefited from a $2.5 million Paycheck Protection Program (“PPP”) loan from the Small Business Administration.
While business conditions improved significantly year over year, over the last four quarters including, the three months ended March 31, 2022, broader implications of the
COVID-19
pandemic were present throughout the year on our workforce, operations, supply chain, and customer demand. For the remainder of 2022, we envision significant uncertainties remaining relating to disruptions from
COVID-19,
broad based supply chain shortages, and geopolitical risks related to the events in Ukraine.
(g) Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU
2016-02,
Leases
(Topic 842), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The Company adopted ASC 842 on January 1, 2022, using the modified retrospective transition method, which applies the standard as of the adoption date and therefore, the Company has not applied the standard to the comparative prior periods presented in the Company’s condensed consolidated financial statements. The Company elected the following practical expedients:
(i) not to reassess prior conclusions on whether any expired or existing contracts are or contain a lease, lease classification, and initial direct costs;
(ii) combine lease and
non-lease
components; and
(iii) not to recognize
right-of-use
(“ROU”) assets or lease liabilities for short term leases, with lease terms of 12 months or less.
The Company’s operating leases primarily comprise of office facilities, with the most significant leases relating to corporate headquarters in Sunnyvale, CA. Upon adoption of the new leasing standard on January 1, 2022, the Company recognized ROU assets of $0.5 million and lease liabilities of $0.5 million. There was no cumulative impact of transition to retained earnings as of the adoption date. The standard did not impact the accompanying condensed consolidated statements of operations and the accompanying condensed consolidated statements of cash flows.

In May 2021, the FASB issued ASU
2021-04,
Earnings Per Share
(Topic 260),
Debt—Modifications and Extinguishments
(Subtopic
470-50),
Compensation—Stock Compensation
(Topic 718), and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic
815-40):
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). This guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted the standard on January 1, 2022 and the standard did not impact the accompanying condensed
consolidated financial statements.
(h) Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,
 Financial Instruments

—

Credit Losses
(Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU
2016-13
is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s consolidated financial statements and does not expect it to have a material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU
2020-06,
 Debt with Conversion and Other Options
(Subtopic
470-20)
and
Derivatives and Hedging

—

Contracts in Entity’s Own Equity
(Subtopic
815-
40): Accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing certain separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted
method. The amendments are effective for the Company beginning January 1, 2024, with early adoption permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.
(2) Reverse Recapitalization
The Business Combination was accounted for as a reverse recapitalization for financial accounting and reporting purposes. Accordingly, Legacy Quanergy was deemed the accounting acquirer (and legal acquiree) and CCAC was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Legacy Quanergy issuing stock for the net assets of CCAC, accompanied by a recapitalization. The net assets of CCAC are reflected at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy Quanergy. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the Exchange Ratio.
Upon the closing of the Business Combination and the PIPE Financing, the Company received net cash proceeds of $43.8 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 (in thousands):

Cash - CCAC’s trust and cash (net of redemption)	$13,414
Cash - PIPE	36,950
Less: transaction costs and advisory fees paid	(6,609)

Net cash from Business Combination and PIPE Financing	43,755
Less non-cash net liabilities assumed from CCAC	(15,955)

Net contributions from Business Combination and PIPE Financing	$27,800

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

CCAC Class A Ordinary Shares, outstanding prior to Business Combination	27,600,000
CCAC Class B Ordinary Shares, outstanding prior to Business Combination	6,900,000
Less: redemption of CCAC Class A Ordinary Shares	(26,267,796)
Shares issued from PIPE Financing	3,695,000

Total Shares from Business Combination and PIPE Financing	11,927,204
Legacy Quanergy shares (1)	71,485,143

Total shares of common stock immediately after Business Combination	83,412,347

(1)	The number of Legacy Quanergy shares was determined as follows:

	Quanergy shares	Quanergy shares, effected for Exchange Ratio

Balance at December 31, 2020	4,696,352	18,221,534
Recapitalization applied to Convertible Preferred Stock outstanding at December 31, 2020	7,695,112	37,548,022
Shares issued upon exercise of options - 2021	20,000	77,595
Shares issued upon exercise of common stock warrants - 2021	2,324	9,016
Issuance of restricted stock awards	300,000	1,163,984
Conversion of 2023 Notes (2)	3,728,147	14,464,992

Total		71,485,143

(2)	The 2023 Notes convert into shares of common stock of Quanergy at the rate consistent with the terms of note agreement.
In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $12.5 million related to legal, accounting, and other professional fees, which were offset against the Company’s additional paid-in
capital. The Company repaid $9.5 million of acquisition-related fees in shares of the combined company.
(3) Inventory
Inventory consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$2,513	$2,292
Work in progress	677	578
Finished goods	105	372

Total inventory	$3,295	$3,242

(4) Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Sensata prepaid services	$8,801	$—
Prepaid business insurance	4,222	873
Prepaid other	115	265

Total prepaid expenses and other current assets	$13,138	$1,138

(5) Property and Equipment, Net
Property and equipment, net consist of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$5,770	$5,568
Furniture and fixtures	182	182
Computer equipment	1,008	1,008
Computer software	35	35
Leasehold improvements	349	349

Total property and equipment	7,344	7,142
Less: accumulated depreciation and amortization	(5,462)	(5,234)

Total property and equipment, net	$1,882	$1,908

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.3 million, respectively.
(6) Other Long-term Assets
Other long-term assets consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Sensata prepaid services	$8,801	$—
Deferred cost s	2,506	3,403
ROU asset	278	—
Security deposit	133	136

Total other long-term assets	$11,718	$3,539

(7) Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2021	December 31, 2021
GEM commitment fee	$2,500	$—
Lease liability	291	—
Restructuring liability	268	293
Customer deposits	200	200
Deferred revenue	61	72
Derivative liability	—	172

Total other current liabilities	$3,320	$737

(8) Other Long-term Liabilities
Other long-term liabilities consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
Transaction fees payable	$9,660	$—
Customer deposits	750	750
Deferred revenue	137	4
Other long-term liabilities	192	49

Total other long-term liabilities	$10,739	$803

(9) Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market.
When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•
Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$21,045	$—	$—	$21,045

Total assets	$21,045	$—	$—	$21,045
Financial Liabilities
Private placement warrant liability	$—	$—	$1,808	$1,808

Total liabilities	$—	$—	$1,808	$1,808

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$26,031	$—	$—	$26,031

Total assets	$26,031	$—	$—	$26,031
Financial Liabilities
Debt derivative liabilities	$—	$—	$26,189	$26,189

Total liabilities	$—	$—	$26,189	$26,189

The fair value of accounts receivable, accounts payable, and accrued expenses approximated their carrying values as of March 31, 2022 and December 31, 2021, due to their short-term nature. The Company records long-term debt and long-term debt due to related parties on an amortized cost basis.
At March 31, 2022, Level 3 instruments consist solely of Private Placement Warrants. The Private Placement Warrants are fair valued using the Black Scholes Option Pricing Model at every reporting period. For the three months ended March 31, 2022, the Company recognized a gain to the condensed consolidated statement of operations resulting from a decrease in the fair value of warrants of approximately $1.4 million, presented as other income (expense) on the accompanying condensed statement of operations. The Private Placement Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs.
At December 31, 2021, Level 3 instruments consist solely of the Company’s embedded derivatives in the Company’s convertible notes. The Company classifies its financial instruments within Level 3 of the fair value hierarchy due to lack of market data. For the three months ended March 31, 2022, the Company recognized a loss of $3.8 million to the condensed consolidated statement of operations resulting from an increase in the fair value of derivative liabilities prior to derecognition of the convertible notes on Closing Date, presented as other income (expense) on the accompanying condensed consolidated statement of operations. See “Note 12 – Borrowing Arrangements” for details on the valuation of the embedded derivative in the convertible notes.
The fair value of the
c
onvertible
n
otes was $99.0 million as of December 31, 2021. The carrying value of the
c
onvertible
n
otes of $105.8 million, net of $38.6 million of unamortized debt discount and issuance costs, was recorded as long-term debt totaling $16.2 million, long-term debt—related party totaling $16.7 million, and short-term debt totaling $34.3 million as of December 31, 2021. The Company’s convertible notes are no longer outstanding at March 31, 2022.
There were no transfers between Level 1, Level 2 or Level 3 fair value hierarchy categories of financial instruments for the three months periods ended March 31, 2022 and 2021.
(10) Common Stock
Shares Authorized and Outstanding
As of March 31, 2022, the Company had authorized a total of 310,000,000 shares for issuance, with 300,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.
On Closing Date, all outstanding shares of Legacy Quanergy common stock and convertible preferred stock (except Series B and Series C convertible preferred stock) were cancelled and converted into shares of Quanergy using a conversion ratio of 3.8799 in accordance with the terms of the Merger Agreement. Series B and Series C were cancelled and converted using a ratio of 11.5423 and 14.3118, respectively, in accordance with the terms of the Merger Agreement. There were 83,412,347 shares of common stock outstanding immediately after the consummation of the Business Combination, excluding contingent shares.

	February 8, 2022
	(Closing Date)
	Preferred Stock Shares	Exchange Ratio	Common Stock Shares
Series Seed Convertible Preferred Stock (Legacy Quanergy)	2,231,248	3.8799	8,657,100
Series Seed-2 Convertible Preferred Stock (Legacy Quanergy)	495,417	3.8799	1,922,184
Series A Convertible Preferred Stock (Legacy Quanergy)	3,233,871	3.8799	12,547,237
Series A Plus Convertible Preferred Stock (Legacy Quanergy)	790,500	3.8799	3,067,096
Series B Convertible Preferred Stock (Legacy Quanergy)	778,839	11.5423	8,989,588
Series C Convertible Preferred Stock (Legacy Quanergy)	165,237	14.3118	2,364,817

Total	7,695,112		37,548,022

GEM Agreement
In December 2021, CCAC and GEM entered into the GEM Agreement for the Company’s liquidity needs post Business Combination. Under the GEM Agreement, the Company is entitled to draw down up to $125 million of gross proceeds, over a three year period in exchange for shares of the Company’s common stock. The shares of common stock issued in exchange for funding will be determined at a price equal to 90% of the average closing price of the Company’s common stock over a
30-day
period.
In exchange for GEM’s commitment to fund, the Company issued to GEM warrants to purchase common stock, which warrants were fair valued at $4.0 million at issuance, and agreed to pay
 $2.5
million in cash or in shares for the GEMS commitment fee by the first anniversary of the Closing Date. The Company has recorded

$2.5
million as deferred offering costs for the commitment fee, recorded in other long-term assets on the condensed consolidated balance sheet at March 31, 2022, and the
$2.5
million commitment fee payable within one year is recorded in other current liabilities on the condensed consolidated balance sheet at March 31, 2022.
The Company accounts for the GEM Agreement as an equity-classified purchase put option. The Company determined that the fair value of the purchase put option approximates the fair value of the GEM warrant issued of approximately $4.0 million. Accordingly, the purchase put option and the common stock warrants are each reflected within equity in connection with the retrospective recapitalization as of December 31, 2021.
Common Stock Warrants
As of March 31, 2022, the Company had the following common stock warrants outstanding to purchase shares of the Company’s common stock:

		Exercise
	Shares	Price	Expiration
Public Warrants	13,799,988	$11.50	February 2027
Private Placement Warrants	7,520,000	11.50	February 2027
GEM Warrants	3,397,923	10.00	February 2025
2023 Notes Warrants	6,917,883	0.01	March 2025
Sensata Warrants	2,500,000	0.01	June 2026

Total	34,135,794

Public and Private Placement Warrants
On February 13, 2021, CCAC consummated the initial public offering (“IPO”) of 27,600,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option. Each Unit included one share of Class A Common Stock and one half of one warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, CCAC consummated the sale of 7,520,000 warrants (the “Private Placement Warrants”) in a private placement to CITIC Capital Acquisition LLC (the “Sponsor”). As of March 31, 2022, the Company had 13,799,988 Public Warrants and 7,520,000 Private Placement Warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The Private Placement Warrants, which the Company assumed as part of the Business Combination, are recorded as warrant liabilities.

The Company estimated the fair value of Private Placement Warrants exercisable for common stock measured at fair value on a recurring basis at the respective dates using the Black-Scholes option valuation model. The inputs are based on the estimated fair value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock. These estimates, especially the expected volatility, are highly judgmental and could differ materially in the future.
The key inputs into the Black Scholes Option Pricing Model for the Private Placement Warrants were as follows:

Input	March 31, 2022	February 8, 2022
Risk-free interest rate	2.42%	1.81%
Expected term (years)	4.86	5
Expected volatility	61%	20.9%
Dividend yield	0%	0%
Exercise price	$11.50	$11.50
Price of underlying common stock	$1.84	$7.05
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the liabilities classified as Level 3:

Warrant
Fair value at February 8, 2022	$3,248
Change in fair value of Private Placement Warrants	(1,439)

Fair value at March 31, 2022	$1,808

Each whole Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, at any time commencing on March 10, 2022, provided that the Company has an effective registration statement under the Securities Act covering the shares of the common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. The Warrants expire on February 8, 2027, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants when the last reported sales price of the Company’s common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) exceeds $18.00.
If the Reference Value exceeds $18.00, Public Warrants are redeemable at $0.01 per warrant, in whole and upon a minimum of 30 days prior written notice. The Company’s Board of Directors could also elect to require all warrant holders to exercise the Public Warrants on a cashless basis. The number of shares to be issued for the cashless exercise would be equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the excess of the fair market value over the warrant price by (y) the fair market value. The fair market value is the average reporting closing price of the shares for the ten trading days ending on the third day prior to the date on which the notice of redemption was send to warrant holders.
The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. However, the Private Placement Warrants are not redeemable by the Company as long as they are held by a Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

GEM Warrants
In December 2021, the Company issued the GEM Warrant, pursuant to the GEM Agreement, with a
36-month
term to purchase 3,397,923 shares of Common Stock at a strike price per share equal to $10.00, to GEM Yield Bahamas Limited.
2023 Notes Warrants
During fiscal year 2020, the Company issued warrants to purchase 3,527,241 shares of the Company’s common stock with an exercise price of $0.01 per share in conjunction with the issuance of $16.1 million convertible promissory notes (the “2023 Initial Notes”). These warrants expire in March 2025.
The Company allocated the proceeds from the issuance of the 2023 Initial Notes between the convertible notes and the common stock warrants on a relative fair value basis, with approximately $7.2 million allocated to the common stock warrants, included within additional paid-in
capital on the consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification. See “Note 12 – Borrowing Arrangements” for additional details on the 2023 Initial Notes.
In February 2021, the Company issued warrants to purchase 6,298,306 shares of common stock in conjunction with the issuance of $48.7 million in convertible promissory notes (the “Extension Notes”). These Extension Notes have similar terms to the 2023 Initial Notes (the “2023 Initial Notes”, together with the “Extension Notes”, referred to as the “2023 Notes”).
These warrants are exercisable for shares of common stock at $0.01 per share and expire in March 2025. The Company allocated the proceeds from the issuance of the Extension Notes between the convertible notes and the common stock warrants on a relative fair value basis, with approximately $22.0 million allocated to the common stock warrants, included within additional paid-in
capital on the consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification. See “Note 12 – Borrowing Arrangements” for additional details on the Extension Notes.
Sensata Warrants
In June 2021, the Company issued warrants to purchase shares of common stock of the Company in exchange for services to be provided under the Sensata Collaboration Agreement. These warrants are exercisable for shares of common stock at $0.01 per share and expire in June 2026. Upon the close of the Business Combination, the Sensata Warrants are exercisable for an aggregate of 2,500,000 shares of common stock. The Company recorded $17.6 million within additional paid-in
capital for issuance of the warrants, with $8.8 million recorded in prepaid expenses and other current assets, and $8.8 million in other long-term assets. The Company will recognize expense on the Sensata Warrants as services are provided. Refer to “Note 18 – Related Party Transactions” for additional details.
(11) Stock-based Compensation Expense
2013 Equity Incentive Plan
Effective January 28, 2022, the Company increased the aggregate number of shares reserved for issuance under the 2013 Incentive Stock Plan by 1,500,000 shares.
2022 Equity Incentive Plan
In June 2021, the Board of Directors adopted the Quanergy Systems, Inc. 2022 Plan (“the 2022 Plan”), which was subsequently approved by the Company’s stockholders. The 2022 Plan became effective on February 8, 2022 and 13,590,156 shares of common stock were reserved for issuance under the 2022 Plan. The 2022 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity-based awards to employees, directors and consultants.

Employee Stock Purchase Plan
The Board of Directors and stockholders approved the Quanergy Systems, Inc. 2022 Employee Stock Purchase Plan, or the ESPP, in June 2021 and January 2022, respectively. The initial number of shares of common stock authorized for sale under the ESPP was 834,123. Unless the Board of Directors provides otherwise, beginning on January 1, 2023, and continuing through and including January 1, 2032, the maximum number of shares which shall be made available for sale under the ESPP will automatically increase on the first day in January of each calendar year by the lesser of:
(1) one percent (1%) of fully diluted Common Stock on December 31st of the preceding calendar year
(2) shares of Common Stock equal to 200% of the initial share reserve, or
(3) such lesser number of shares of the Company as determined by our board of directors.
As of March 31, 2022, no enrollments have been initiated by the Company.
Option Activity
The stock option activity for the three months ended March 31, 2022 has been retrospectively adjusted to reflect the Exchange Ratio on the Legacy Quanergy stock options.
The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Options outstanding
	Number of shares	Weighted average exercise price per share	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2021	3,954,639	$6.92		$15,398
Options granted	—	—
Options exercised	(197,875)	0.29
Options cancelled	(2,184)	12.75
Options expired	—	—

Outstanding at March 31, 2022	3,754,580	6.91	4.89	1,977

Vested and exercisable - March 31, 2022	3,559,805	$6.27	4.60	$1,977

Vested and expected to vest - March 31, 2022	3,754,580	$6.91	4.89	$1,977

As of March 31, 2022, there was $1.2 million of unrecognized compensation costs related to non-vested stock
option awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
Restricted Stock Unit Activity
The restricted stock unit activity for the three months ended March 31, 2022 has been retrospectively adjusted to reflect the Exchange Ratio on the Legacy Quanergy restricted stock units.

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2022:

	Restricted Stock Units (“RSUs”)
	Number of	Weighted average
	shares	grant date fair value
Outstanding as of December 31, 2021	11,302,697	$6.88
Granted	273,954	9.32
Vested	(7,177,204)	6.65
Forfeited or cancelled	(101,709)	8.02

Outstanding as of March 31, 2022	4,297,738	$7.39

Vesting of RSUs are subject to service and performance conditions. The Business Combination was a qualifying event that satisfied the performance condition. For the three months ended March 2022, $50.7 million has been recognized on these RSUs. As of March 31, 2022, there was $28.8 million unrecognized stock-based compensation expense related to outstanding unvested RSUs.
On February 25, 2022, the Board of Directors approved 3,784,842 RSUs to be issued to certain employees and consultants of the Company. Of this amount, 1,905,031 restricted stock units were awarded to five related parties and officers of the Company. These RSUs have not been granted at the date of issuance of the condensed consolidated financial statements.
Stock-based compensation expense
The following table summarizes stock-based compensation expense and its allocation within the accompanying condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2022	2021
Cost of goods sold	$683	$20
Research and development	7,677	441
Sales and marketing	4,598	212
General and administrative	38,603	908

Total stock-based compensation expense	$51,561	$1,581

(12) Borrowing Arrangements
Convertible Notes
2022 Notes
In 2018, the Company issued an aggregate of $25.5 million in convertible promissory notes to various investors (the “2022 Notes”). The 2022 Notes were secured by a security agreement and matured in March 2022, unless earlier converted at the option of the investors.
The principal amount accrued interest at 1.5% per annum, payable biannually, with additional interest at 8.0% per annum, which was added to the principal and compounded on each payment date. Prior to maturity, the investors could elect to convert all or a portion of the outstanding principal and accrued and unpaid interest on the 2022 Notes to equity based on various conversion events.

The 2022 Notes contained an embedded derivative representing the debt conversion features and the fair value of the derivative was recorded as a liability with an offsetting amount recorded as a debt discount against the carrying value of the 2022 Notes. The debt discount was amortized to interest expense using the effective interest method over the term of the 2022 Notes. The derivative liability was re-valued
at the end of each reporting period using a probability-weighted discounted cash flow model.
Changes in the estimated fair value of the debt derivative were recorded in other income (expense), net, on the accompanying condensed consolidated statements of operations. The 2022 Notes were paid off at the Closing Date. The debt derivative on the 2022 Notes was remeasured at Closing Date, then derecognized upon payoff of the 2022 Notes. The Company recognized a $0.3 million loss on extinguishment of the 2022 Notes to interest expense, net on the condensed consolidated statements of operations.
The estimated fair value of the 2022 Notes embedded derivative is as follows (in thousands):

Embedded Derivative Liability
Fair value as of December 31, 2021	$172
Change in fair value	141

Fair value prior to Closing	313
Payoff of 2022 Notes	(313)

Fair value as of March 31, 2022	$—

The Company incurred approximately $0.9 million of fees related to issuance of the 2022 Notes in the form of advisor fees, legal fees and other related expenses. These costs were recorded as debt discount and were amortized to interest expense using the effective interest method over the term of the 2022 Notes.
2023 Notes
In 2020, the Company issued an aggregate of $16.1 million in convertible promissory notes to various investors, which matured in March 2023 (the “2023 Initial Notes”). In 2021, the Company issued additional convertible promissory notes of $48.7 million to various investors, which also matured in March 2023 (the “Extension Notes”). The Company issued common stock warrants in conjunction with the 2023 Initial Notes and Extension Notes (together, the “2023 Notes”). See “Note 10 – Common Stock” for additional details.
The principal amount of the outstanding balance on the 2023 Notes accrued interest at 10.0% per annum, payable at maturity in March 2023. Prior to maturity, the 2023 Notes could be redeemed for an amount equal to 200% of the principal amount of the outstanding balance and the unpaid accrued interest in the event of a change in control, or converted, either voluntarily at the option of the investor or automatically to equity based on various conversion events.
In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components, consisting of embedded derivatives representing the redemption and conversion features, and common stock warrants, respectively. The fair value of the derivatives were calculated using the “with and without” method. The key valuation assumptions used consisting of the discount rate and the probability of the occurrence of various conversion events. The fair value of the liability and equity components exceeded the 2023 Initial Notes gross proceeds therefore, the fair value of the components were allocated on a relative fair value basis.
At issuance of the 2023 Initial Notes, the derivative liability and common stock warrants received relative fair value allocations of $5.2 million and $7.2 million, respectively, with the offset to debt discount, and the remaining immaterial balance was recorded as a loss in other income (expense), net on the condensed consolidated statements of operations. At issuance of the Extension Notes, the fair value of the liability and equity components were $17.5 million and $22.0 million respectively. The equity component was included in additional paid-in
capital on the condensed consolidated balance sheets. The equity component was not remeasured.

The derivative liabilities were re-valued at the end of each reporting period. Changes in the estimated fair value of the derivatives were recorded in other income (expense), net, on the accompanying condensed consolidated statements of operations. The 2023 Notes were converted into shares of the Company at the Closing Date. The debt derivative on the 2023 Notes was remeasured at Closing Date, then derecognized upon conversion into equity. Upon conversion of the 2023 Notes, the Company recognized
 $36.7
million loss on settlement of the 2023 Notes to interest expense, net in the condensed consolidated statement of operations.

The estimated fair value of the 2023 Notes embedded derivative is as follows (in thousands):

Embedded Derivative Liability
Fair value as of December 31, 2021	$26,017
Change in fair value	3,636

Fair value prior to Closing	29,653
Conversion of 2023 Notes	(29,653)

Fair value as of March 31, 2022	$—

The 2023 Notes debt issuance costs were approximately $0.4 million, consisting of advisor fees, legal fees and other related expenses. The Company allocated the total amount incurred to the liability and equity components on a relative fair value basis, resulting in $0.3 million allocated to the liability component and recorded as debt discount and approximately $0.1 million to the equity component. The residual amount was immaterial and was allocated to loss on issuance of the 2023 Notes. As such, the total loss recorded on the 2023 Notes was immaterial.
The following table represents the total amount of interest expense recognized on the 2022 Notes and 2023 Notes for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,052	$1,755
Accretion of debt discount	38,757	1,857
Accretion of debt issuance costs	223	73

	$40,032	$3,685

(13) Leases
The Company leases real estate facilities under
non-cancelable
operating leases with various expiration dates through fiscal year 2023. The Company adopted Topic 842 as of January 1, 2022, using the modified retrospective approach.
For the three months ended March 31, 2022, the Company recorded operating lease costs of $0.2 million. For the three months ended March 31, 2022, the Company’s variable lease costs was not material.

At March 31, 2022, the operating lease ROU asset and lease liability was $0.3 million and $0.3 million, respectively. The ROU asset balance was recorded in other long-term assets and the lease liability was recorded in other current liabilities, on the condensed consolidated balance sheet.
The following table presents supplemental cash flow information related to leases (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating leases	$178
Weighted average lease term
Operating leases	0.5
Weighted average discount rate
Operating leases	8.6%
The following table presents the maturities of the Company’s operating lease liabilities as of March 31, 2022 (in thousands):

Years ending December 31,	Operating Leases
2022 (remaining nine months)	$308
2023	4

Total undiscounted lease payments	$312
Less: imputed interest	(21)

Total lease liabilities	$291

ASC 840 Disclosures
The Company elected the modified retrospective transition method, which applies ASC 842 as of the effective date on January 1, 2022. Prior to the adoption of ASC 842, the Company applied ASC 840 to its lease transactions.
The following table presents the future minimum lease commitments under the Company’s operating leases as of December 31, 2021, as previously disclosed (in thousands):

	Operating Leases	Lease Termination Agreement
2022	$459	$293
2023	4	49

Total minimum payments	$463	$342

Rent expense was $0.2 million for the three months ended March 31, 2021.
(14) Income Taxes
For the three months ended March 31, 2022, we recorded an income tax expense of $
3,000 compared to an income tax expense of $4,000
for the three months ended March 31, 2021, which was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.

(15) Commitments and Contingencies
Legal Proceedings
The Company is a party to various legal proceedings and claims which arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the reasonably possible loss.
In response to allegations of patent infringement and threats of litigation by one of its competitors (“Complainant”), the Company filed a complaint in the Northern District of California seeking a declaratory judgment of non-infringement
of the complainant’s patent (patent # 7969558). The Complainant filed an answer and counterclaim seeking injunctions and damages for an unspecified amount. The Company answered the counterclaims asserting that the patent claims are not valid and also filed two petitions for inter parties review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”), which were instituted in May 2018. All briefing and the oral hearing in the PTAB proceedings have concluded. On May 23, 2019, the PTAB issued Final Written Decisions finding all petitioned claims are not invalid. On June 24, 2019, the Company filed a Request for Rehearing in response to the Final Written Decision. On May 23, 2020, the PTAB denied the Request for Rehearing.
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
In the fourth quarter of 2020, the Company started engaging in discussions with the Complainant for a potential out of court settlement related to the ongoing legal proceeding discussed above, in order to avoid future significant legal expenses. The Company determined that it had incurred a liability as of December 31, 2020 and recorded an estimated potential loss for this case in the amount of $2.5 million, recorded in general and administrative expenses on the consolidated statement of operations. As of the current date, negotiations have ceased and no settlement has been reached. The Company will continue to monitor developments on this case and record any necessary adjustments to reflect the effect of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known.
Vendor Contract Liability
In October 2017, the Company entered into an agreement with a contract manufacturer for production of various sub-assemblies
and final assemblies of the Company’s M8 and S3 product lines. The contract manufacturer procures parts to fulfill the forecasted demand of the Company, holding title and risk of loss to the inventory.
The terms of the agreement specify that the Company may be liable for this inventory should it not place orders for units sufficient to consume this inventory, or in varying amounts based on the termination of the agreement at any time by either party. The contract manufacturer holds $1.7 million and $1.6 million of inventory at cost subject to this agreement as of March 31, 2022 and December 31, 2021, respectively. The Company has recorded a liability of $0.3 million within accrued expenses on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021 for inventory at the contract manufacturer identified as excess and obsolete.

Employee Retention Plan
The Company adopted an employee retention plan (“Retention Plan”) in 2019, which was subsequently amended and restated in April 2021. Key employees as determined by the Board of Directors are eligible to participate in the Retention Plan, and have the right to payment of a retention bonus upon the occurrence of a covered transaction, defined as a change in control, IPO or a SPAC merger transaction. The retention bonus is expected to be paid out in equal installments, at the first and second anniversary of the occurrence of the covered transaction, and the employee will have to be actively employed by the Company at the time of payment. The Business Combination qualifies as a covered transaction, and at Closing, the amount of retention bonus totaled $4.6 million. The Company expects to record incremental obligation over the two defined payment dates and true up its obligation on actual exits from employment. No forfeitures have been estimated. As of March 31, 2022, the Company accrued and recorded $0.5 million of retention bonus expense, where $0.3 million was recorded in accrued expenses and
 $0.2
million in other long-term liabilities.

(16) Segment Information and Geographic Information
The Company conducts its business in one operating segment that designs, develops and produces LiDAR sensors used in intelligent real-time 3D object detection and classification solutions. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Revenue by geographical region is as follows:

	Three months ended March 31,
	2022	2021
Americas	$276	$171
Asia	744	149
Europe, Middle East and Africa	347	63

Total net sales	$1,367	$383

All long-lived assets are maintained in, and all losses are attributable to, the United States of America.
(17) Net Loss Per Share
The unaudited basic and diluted net loss per share for the three months ended March 31, 2021 has been computed to give effect to the conversion of shares of Legacy Quanergy convertible preferred stock into shares of Legacy Quanergy common stock as though the conversion had occurred as of the beginning of the period.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021, respectively (in thousands, except share and per share data).

	Three months ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholder, basic and diluted	$(104,682)	$(14,714)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	87,705,256	62,811,287
Net loss per share attributable to common stockholder, basic and diluted	$(1.19)	$(0.23)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive.

	As of March 31,
	2022	2021
Public warrants	13,799,988	—
Private placement warrants	7,520,000	—
GEM warrants	3,397,923	—
Stock options and RSUs issued and outstanding	8,052,318	13,813,905
Convertible notes	—	5,419,479

Potential common shares excluded from diluted net loss per share	32,770,229	19,233,384

(18) Related Party Transactions
Related Party Collaboration Agreement
To support the Company’s path towards automotive grade solid state LiDAR sensors, help de-risk
the ramp towards high volume manufacturing, and improve the company’s marketing and distribution capabilities, the Company entered into a Strategic Partnership Agreement (“Collaborative Agreement”) with Sensata Technology, Inc (“Sensata”) on February 8, 2016. As part of the Collaborative Agreement, Sensata made a $50 million investment in the initial closing of the Company’s offering of Series B convertible preferred stock. The agreement committed both companies to engage in joint development and commercialization of the solid-state product for the transportation segment. The Company was expected to retain ultimate discretion relating to product roadmap and development, with Sensata retaining ultimate control over the manufacturing, sales and marketing decisions subject to certain terms and conditions.
On March 29, 2020, Quanergy and Sensata signed an amendment to the agreement which eliminated exclusivity for the transportation sector, reduced specific development and commercialization obligations and added flexibility to the manufacturing model.
No revenues on the February 2016 Collaborative Agreement have been recognized for the three months ended March 31, 2022 and 2021. In accordance with the Collaborative Agreement, the Company purchased equipment from Sensata totaling $1 million which is included in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. Depreciation expense on this equipment as of March 31, 2022 and 2021 were not material.
On June 21, 2021, the Company entered into another collaborative arrangement with Sensata, wherein Sensata will provide consulting services with respect to areas of manufacturing, cost reduction, sourcing, and go to market strategies. In exchange for such services, the Company issued a warrant to Sensata to purchase 2.5 million shares of the Company. These warrants had a fair value of $23.3 million at December 31, 2021. On the Closing Date, these warrants were fair valued at $17.6 million. No revenues have been recognized and no expenses have been incurred under this collaborative arrangement for the three months ended March 31, 2022.
Related Party Convertible Notes
In 2020 and 2021, the Company issued convertible promissory notes of approximately $64.8 million to various investors, out of which $27.2 million was issued to four related parties. The related party debt is presented as “Long-term debt – related party” in the consolidated balance sheet, adjusted for deferred interest, allocated debt financing costs and derivative liability recorded as debt discount on the 2023 Notes. The principal amount of the outstanding balance accrued interest at 10.0% per annum, payable at maturity in March 2023. The Company also issued 4,900,929 common stock warrants to the four related parties in conjunction with the issuance of the 2023 Notes. The 2023 Notes were converted into equity of the Company on the Closing Date.
For the three months ended March 31, 2022 and 2021, the Company accrued interest of $1.7 million and $1.2 million, respectively, for related party debt. See “Note 12 – Borrowing Arrangements” for additional details.
Related Party Restricted Stock Units
Out of the total RSU grants in 2021, 2,963,703 were issued to two related parties with an aggregate fair value of $20.1 million. On the Closing Date, both the performance-based and service-based conditions for vesting of the RSU grants had been satisfied, therefore, $20.1 million expenses has been recognized on these awards in the three months ended March 31, 2022.

Related Party Private Placement Warrants
An aggregate of 6,580,000 Private Placement Warrants are held by a related party. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share.
Related Party Payable
On March 31, 2022, the Company issued 863,000 shares of common stock to reimburse a related party for merger-related expenses of $1.7 million. As of March 31, 2022, the remaining amount due to the related party was $1.1 million for merger related expenses paid by the related party on behalf of the Company.
Related Party Common Stock
As of March 31, 2022, a related party owns 6,037,500 shares of the Company wherein these shares are subject to a lock up period, which is set to end at the earlier of, (a) a year after the Closing Date or, (b) subsequent to the Closing Date, (x) if the closing price of the common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, or (y) the date the Company completes a liquidation, merger, share exchange or other similar transaction after the Business Combination, that results in all of the Company’s public shareholders having the right to exchange their shares for cash, securities or other property.
(19) Subsequent Events
Subsequent events have been evaluated through the May 16, 2022 issuance date of the financial statements and there were no events that required additional disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of Quanergy’s results of operations and financial condition should be read in conjunction with the information set forth in the financial statements and the notes thereto included elsewhere in this Form 10-Q. This discussion may contain forward-looking statements based upon Quanergy’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors.” Unless the context otherwise requires, all references in this section to “we,” “our,” “us” “the Company” or “Quanergy” refer to the business of Quanergy Systems, Inc., a Delaware corporation, and its subsidiaries.
Overview
We design, develop and produce Light Detection and Ranging (“LiDAR”) sensors and are a leader in 3D sensing that delivers robust and intelligent real-time 3D object detection and classification solutions.
Currently, our applications and products are targeted towards five key market groups: 1) the Security market where we build applications leveraging the mechanical M Series LiDAR combined with proprietary software for perimeter security and intrusion detection applications; 2) the Smart Cities / Spaces market, where our flow management tools are used in cities and municipalities to improve the movement and safety of their citizens in dense urban settings; 3) the Mapping market, where customers are currently utilizing the M8 mechanical LiDAR for terrestrial and aerial mapping; 4) the Industrial market, where we are launching our solid state and mechanical LiDAR solutions for material handling, logistics, and measurement; and 5) the Transportation market which consists of passenger vehicles as well as heavy vehicles and off highway applications such as agricultural and mining equipment, which we are primarily looking to service through our solid state S Series LiDAR for use in Advanced Driver Assist Systems as well as in highly automated vehicle applications.
We generate revenue primarily by entering into supply arrangements with systems integrators, value added resellers, distributors and end customers. We have also, in the past, received funds from evaluation agreements, where a customer obtains early access to technology through evaluation samples of products and related software.
To date, we have financed our operations primarily through private placements of convertible preferred stock and issuance of convertible notes. From the date of our incorporation through March 31, 2022, we have raised, in the aggregate, net proceeds of approximately $286 million, including approximately $153 million from the issuance of convertible preferred stock, approximately $89 million from the issuance of convertible notes and approximately $44 million of net proceeds from the Business Combination. In the year ended December 31, 2021 and three months ended March 31, 2022, we incurred a net loss of $63.5 million and $104.7 million, respectively, and used $30.1 million and $22.7 million, respectively, in cash to fund our operations. We have an accumulated deficit of $412.3 million since our formation.
Over the last two years, key changes to our R&D and product development organizations have accelerated the pace of product releases. In the year ended December 31, 2020, we released 10 new solutions (four sensors, four software products, and two VMS integrations). In the year ended December 31, 2021, we released 10 new solutions (two sensors and eight software products). Each of these annual results are quite a bit higher than the four new solutions we released in 2019. During the three months ended March 31, 2022, we released three new solutions (two sensors and one software product). We expect to continue investing in R&D and product development to further support sales growth going forward.
The years ended December 31, 2021 and 2020 were also critical years for the development of our S3 platform. After receiving new hardware at the end of 2019, we devoted much of the years ended December 31, 2021 and 2020 to a testing and optimization program that increased the outdoor range of our sensors from 20 meters in January 2020 to 100 meters by January 2021 and to 250 meters presently. As we continue to fine tune a new silicon detector, we expect to improve our sensor performance and increase our technical relevance for transportation and industrial applications.

Impact of COVID-19
The extensive impact of the pandemic caused by the novel coronavirus (“COVID-19”) has resulted, and will likely continue to result, in significant disruptions to the global economy, as well as businesses and capital markets around the world. In an effort to halt the outbreak of COVID-19, a number of countries, states, counties, and other jurisdictions have imposed, and may impose in the future, various measures, including but not limited to, voluntary and mandatory quarantines, stay-at-home orders, travel restrictions, limitations on gatherings of people, reduced operations, and extended closures of businesses.
With respect to our results, sales for the three months ended March 31, 2022 and for the full years of 2021 and 2020 were heavily impacted by COVID-19 primarily due to the delay of projects and slowing overall business activity, as well as, in certain cases, the inability to physically access customer sites. Despite these setbacks, we reacted quickly to help offset the negative cash flow impacts of these factors with key elements of our cash preservation plan in 2020 including furloughing nearly 50% of our employees, negotiating extended payment terms with vendors, cutting wages across the entire workforce and reducing overall external contractor spending. We also benefited from a $2.5 million Paycheck Protection Program (“PPP”) loan from the Small Business Administration. We maintained a cautious pace of spending through the year ended December 31, 2021, which when combined with the issuance of $48.7 million in convertible notes, gave us adequate liquidity to run our operating plan. The pace of spending on core operating activities remained judicious during the three months ended March 31, 2022, however, the quarter was also impacted by large transaction related expenses such as elevated legal and accounting fees and public company insurance costs.
While business conditions improved significantly year over year, over the last four quarters including, the three months ended March 31, 2022, broader implications of the COVID-19 pandemic were present throughout the year on our workforce, operations, supply chain, and customer demand. For the remainder of 2022, we envision significant uncertainties remaining relating to disruptions from COVID-19, broad based supply chain shortages, and geopolitical risks related to the events in the Ukraine.
Comparability of financial information
Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination (as defined below).
Business Combination and Public Company Costs
On February 8, 2022 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2021, the fiscal year to which this management’s discussion and analysis of financial condition and results of operations relates, Quanergy Systems, Inc., a Delaware corporation (f/k/a CITIC Capital Acquisition Corp. (“CCAC”)), consummated the previously announced merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated June 21, 2021, as amended on June 28, 2021, November 14, 2021 and December 26, 2021 (the “Merger Agreement”), by and among CCAC, CITIC Capital Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of CCAC (“Merger Sub”) and Quanergy. CCAC’s shareholders approved the Business Combination (the “Business Combination”) and the change of CCAC’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware (the “Domestication”) at an extraordinary general meeting of stockholders held on January 31, 2022.
On February 7, 2022, one business day prior to the Closing Date, CCAC effectuated the Domestication, pursuant to which each of CCAC’s currently issued and outstanding Class A ordinary shares and Class B ordinary shares automatically converted by operation of law, on a one-for-one basis, into shares of our common stock of (“Common Stock”). Similarly, all of CCAC’s outstanding warrants became warrants to acquire shares of Common Stock, and no other changes were made to the terms of any outstanding warrants.

Pursuant to the terms of the Merger Agreement, the Business Combination was effected through the merger (the “Merger”) of Merger Sub with and into Legacy Quanergy, whereupon the separate corporate existence of Merger Sub ceased and Quanergy became the surviving company and a wholly owned subsidiary of CCAC. In connection with the Domestication, CCAC changed its name from CITIC Capital Acquisition Corp. to Quanergy Systems, Inc.
In addition, on the Closing Date, purchasers subscribed to purchase an aggregate of 3,695,000 shares of our Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $36,950,000, pursuant to separate subscription agreements. The sale of PIPE Shares was consummated substantially concurrently with the Closing.
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, CCAC is treated as the acquired company for financial statement reporting purposes. As a result of the Merger, the most significant change in our financial position and results are an increase in cash of $8.8 million, including approximately $37.0 million in gross proceeds from the sale of PIPE Shares and net of $35.0 million of indebtedness that was repaid at close of the Business Combination.
As a consequence of the Merger, we have become the successor to an SEC registered and listed company under the ticker “QNGY” with New York Stock Exchange, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices.
Factors affecting our performance
Pricing, product costs and margins
Our pricing and margins will depend on the volumes and the features as well as specific market applications of the solutions we provide to our customers. To date, most of our revenue has been generated from flow management solutions which entail M Series sensors paired with our Qortex software for Smart City, Smart Spaces and Security applications. As we expand further into the industrial market, we expect prices to generally decrease as these products are adopted into higher volume programs with higher price sensitivity and in many cases less complex performance requirements. This downward trend in Average Selling Prices is expected to continue over time as we incorporate orders from the transportation market where cost pressures are significant. As an offset to these pressures, we expected to benefit from improved fixed cost absorption as revenues scale and we are able to amortize fixed costs among more units, and improved variable costs from scale and redesign opportunities. Through both of these we expect to be able keep cost downs ahead of price downs which is accretive to margins. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective smart vision solutions for our commercial-stage customers. We anticipate that our process will vary by market and application due to market-specific product and commercial requirements, supply and demand dynamics and product lifecycles.
Commercialization of LiDAR based applications
We believe the LiDAR market today represents a sizable opportunity, and we see significant growth in the TAM across multiple end markets. We also believe we are well-positioned to take advantage of this opportunity, with strong customer relationships and differentiated products that give us opportunities across many different use cases. With that said, we expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our results are significantly impacted by the timing of individual projects, customer adoption, and overall sales cycles within each vertical. As more customers reach the commercialization phase and as the market for LiDAR solutions matures, these fluctuations in our operating results may become less pronounced. However, in the near term, our revenue may not grow as we expect until more customers commercialize their products.

End market concentration
Until now, the majority of our revenue has come from flow management applications which made up 69% of our revenue for the three months ended March 31, 2022, with the balance of revenues being from various other sources. This is because we have had these solutions in market for some time and have been able to digest customer feedback and improve the products to optimize their performance for these use cases. We believe our entry into new markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand the end markets we serve, we anticipate that sales to a limited number of end markets will continue to account for a significant portion of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the markets in which we compete. Success in an end market, or commercialization, is uncertain and may develop differently in each case, with unique pricing, volume, and cost dynamics. Additionally, as production scales in order to meet the demands of commercialization, pricing pressure typically increases, and the amount of that pressure is expected to vary by market.
Sales volume
Sales volumes for our solutions can vary significantly by customer. This can depend on several factors, including the reputation of the end customer, market penetration, product capabilities, size of the end market that the product addresses and our end customers’ ability to sell their products. In addition to end market demand, sales volumes can also depend on the stage of development, with significantly higher volumes being typically associated with the production phase vs development phase. Our business can be significantly impacted by our ability to estimate these customer commitments and select projects that will successfully transition from development to production.
Continued investment and innovation
Our financial performance is significantly dependent on our ability to build on our position in the LiDAR market. This is dependent on the investments we make in research and development. It is essential that we continually identify and respond to rapidly evolving customer requirements, develop, and introduce innovative new products, enhance and service existing products and generate active market demand for our products. If we fail to do this, our leading market position and revenue may be adversely affected, and our investments in that area may not be recovered.
Market trends and uncertainties
We believe our business prospects are supported by favorable market trends that are likely to support growth in the LiDAR market over the next several years. We see the largest near-term growth opportunities coming from the IoT markets which encompass flow management and the industrial market. In the shorter term we see the largest pipeline of opportunities at Quanergy coming from flow management solutions driven by increased demand from smart city, smart spaces, and security applications for managing human and vehicle movements in densely populated environments. We also see expect a rapidly increasing opportunity from the industrial market driven by increasing levels of automation for manufacturing, material handling and logistics. We believe that the transportation market represents a significant opportunity as auto OEMs shift from driver assist systems to increasing levels of automation, responding to consumer demands for increased safety and convenience. While the technology for significant automation at low volumes exists today, we believe high volume production of highly automated vehicles with LiDAR sensors is several years away as systems still need to see improvements in cost and performance. Our expectation is that some large volume LiDAR based programs will start to see deployment mid-decade with significant industry growth thereafter.
Although increasing adoption of LiDAR technology may generate higher demand, we may not be able to take advantage of demand if we are unable to anticipate customer needs quickly enough. The LiDAR industry is competitive with many well-funded new entrants, so we will need to build on our positioning with robust investment in new product to increase market acceptance of our LiDAR technology.

Margin improvements
Our product costs and gross margins will depend largely on the volumes of the solutions we provide to our customers. Our ability to compete in our target markets will depend on the success of our digital LiDAR solutions and the ultimate volume of our sensors sold. We anticipate that our selling process will vary by target end market and application due to market-specific supply and demand dynamics. We expect these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, we expect that volume-driven product cost improvements will lead to a gross margin improvement as our sales volume increases over time.
Non-GAAP Financial Measures
We consider adjusted EBITDA to be an important non-GAAP financial measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance.
However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for the non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define adjusted EBITDA as net loss before depreciation and amortization, provision for income taxes, interest expense (net), non-cash gain or loss on debt transactions, certain non-recurring gains and losses and any extraordinary, unusual or non-recurring charges, expenses or losses, restructuring costs, stock-based compensation and change in fair value of derivative liabilities.
Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.
The following table reconciles net loss to adjusted EBITDA for the three months ended March 31, 2022, and 2021, respectively:

	Three months ended March 31,
	2022	2021

	($ in thousands)
Adjusted EBITDA
Net loss	$(104,682)	$(14,714)
Stock-based compensation expense	51,561	1,581
Depreciation and amortization	228	251
Interest expense	40,046	3,685
Interest income	(2)	(1)
Change in fair value of derivative liability	2,337	2,317
Income tax provision	3	4

Adjusted EBITDA	$(10,509)	$(6,877)

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation.
Basis of presentation
Quanergy currently conducts its business through a single operating segment. Substantially, all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” and “Note 16—Segment Information and Geographic Information” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on basis of presentation and operating segment, respectively.
Components of results of operations
Net Sales
We generate revenue primarily by entering into standard supply arrangements with systems integrators, value added resellers, distributors, and end users. These end-customers and channel partners typically bundle Qortex perception software with a perpetual or term license, and/or services related to the support of the software and hardware and/or installation services. We also have instances of standalone sales of sensors and hardware equipment to customers.
Standard Supply Arrangements
We recognize revenue from sales of products and services upon delivery. Delivery occurs upon transfer of title and all risks and rewards of ownership to the customer, which is generally upon shipment. Maintenance and support revenue is recognized ratably over the term of the support period. Certain of our arrangements are multiple-element arrangements with a combination of product and service.
We mostly use Distributors and System Integrators (“SIs”) to complement our direct sales and marketing efforts. The Distributors and SIs receive business terms of sale similar to those received by our direct customers, and payment to us is not contingent on the receipt of payment from the end customer. The Distributors and SIs negotiate pricing with the customer and are responsible for certain support levels directly with the customer.
Cost of Goods Sold
Cost of goods sold includes actual cost of material, labor, and manufacturing overhead, including depreciation and amortization, incurred for revenue- producing units shipped and includes associated warranty costs and other costs. Cost of goods sold also includes employee-related costs, including salaries, bonuses, stock-based compensation expense and employee benefit costs associated with the manufacturing of our LiDAR sensors. We expect cost of goods sold to increase in absolute dollars in future periods along with our revenue levels.
Gross Profit and Gross Margin
Our gross profit represents net sales less our total costs of goods sold, and our gross margin is our gross profit expressed as a percentage of our total revenues. We expect that gross profit and gross margin will continue to be affected by various factors including our pricing, volumes, and amount of investment to maintain or expand our sensors and sensing solutions, excess and obsolete inventories, cost structure for manufacturing operations, product support obligations, share-based compensation expenses, as well as allocated overhead. We expect our gross profit and gross margins to improve over the long term, although it varies by product and could fluctuate from period to period depending on the factors described above.

Operating Expenses
Operating expenses consist of sales and marketing, research and development expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, and stock-based compensation expenses.
Our full-time employee headcount in research and development has grown from 58 as of December 31, 2021 to 60 as of March 31, 2022. Our full-time employee headcount in general and administrative functions has decreased from 12 as of December 31, 2021 to 11 as of March 31, 2022. Our full-time employee headcount in sales and marketing functions has grown from 23 as of December 31, 2021 to 26 as of March 31, 2022. We expect to continue to hire new employees for the departments discussed above to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period.
We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.
Research and Development Expenses
Research and development expenses consist primarily of personnel-related costs directly associated with our research and development organization. These expenses also include non-personnel costs such as professional fees payable to third parties, license and subscription fees for development tools, pre-production product related costs including wafer fabrication costs, and other expenses related to collaborative arrangements. Our research and development efforts are focused on enhancing and developing additional functionality for our existing products and on new product development, including new releases and upgrades to our LiDAR sensors. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we increase our investment in new mechanical sensors, in engineering development for our S-Series program as well as in hardware and software development to broaden the capabilities of our solutions and introduce new products and features.
Sales and Marketing
Our sales and marketing expenses consist primarily of personnel-related costs directly associated with our sales and marketing activities. These include the cost of sales commissions, marketing programs, trade shows, consulting services, promotional materials, demonstration equipment, an allocated portion of facility and IT costs and depreciation. We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market and expand our global customer base. As a result, we expect our sales and marketing expenses to increase in absolute dollars as we expect to invest in growing and training our sales force and broadening our brand awareness.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel-related expenses associated with our general and administrative organization, professional fees for legal, accounting, other consulting services, as well as an allocated portion of facility and IT costs and depreciation. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of the general and administrative function to support the growth of our business. However, we anticipate selling, general, and administrative expenses to decrease as a percentage of revenue over the long term.

Other Income (expense), net
Other income/(expense) consists mainly of interest income, interest expense and other expenses. Interest expense relates to interest on issuance of convertible notes and amortization of debt issuance costs. We receive interest income from our cash equivalents and investments in marketable securities. Other expense includes periodic adjustments to derivative liability at each balance sheet date and expenses realized due to debt discount provided to convertible promissory note holders.
Provision for income taxes
Our provision for income taxes consists of federal, state, and foreign current and deferred income taxes. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a full valuation allowance for net deferred tax assets, including federal and state net operating loss carryforwards and research and development credit carryforwards. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized by way of expected future taxable income.
We believe that we have adequately reserved for our uncertain tax positions, although we can provide no assurance that the final outcome of these matters will not be materially different. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.
Results of Operations
Comparisons for the three months ended March 31, 2022 and 2021
The following table sets forth our condensed results of operations data for the periods presented:

	Three months ended March 31,
	2022	2021	$ Change	% Change

	($ in thousands)
Net sales	$1,367	$383	$984	257%
Cost of goods sold (1)	1,853	497	1,356	273%

Gross profit (loss)	(486)	(114)	(372)	-326%
Research and development (1)	12,824	4,357	8,467	194%
Sales and marketing (1)	7,196	1,745	5,451	312%
General and administrative (1)	41,792	2,493	39,299	1576%

Operating expenses	61,812	8,595	53,217	619%

Operating loss	(62,298)	(8,709)	(53,589)	-615%
Other income (expense):
Interest income (expense), net	(40,044)	(3,684)	(36,360)	-987%
Other income (expense), net	(2,337)	(2,317)	(20)	-1%

Loss before income taxes	(104,679)	(14,710)	(89,969)	-612%
Provision for income taxes	(3)	(4)	1	25%

Net loss	$(104,682)	$(14,714)	$(89,968)	-611%

(1)	Includes stock-based compensation expense (unaudited) as follows, in thousands:

	Three months ended March 31,
	2022	2021
Cost of goods sold	$683	$20
Research and development	7,677	441
Sales and marketing	4,598	212
General and administrative	38,603	908

	$51,561	$1,581

Our stock-based compensation expense is primarily related to our stock options, restricted stock units, and restricted stock awards for all periods presented. For the three months ended March 31, 2022, $50.7 million of compensation expense related to restricted stock units (“RSUs”) has been recognized as the performance vesting condition has been satisfied on the closing of a merger of the Company with a special purpose acquisition company.
Considering that our operating expenses are significantly higher than reported revenue for the periods presented, presenting the unaudited consolidated statement of operations data as a percentage of revenue would not be meaningful, and hence it has been omitted.
Net Sales

	Three months ended March 31,
	2022	2021	$ Change	% Change

	($ in thousands)
Net Sales	$1,367	$383	$984	257%
Net sales by geographic location:

	Three months ended March 31,
	2022	2021	$ Change	% Change

	($ in thousands)
Americas	$276	$171	105	61%
Asia	744	149	595	399%
Europe, Middle East and Africa	347	63	284	451%

Total net sales	$1,367	$383	984	257%

Net sales increased by $1.0 million to $1.4 million for the three months ended March 31, 2022, from $0.4 million for the three months ended March 31, 2021. This increase is the result of increased customer orders along-side of general economic activity and increasing levels of customer engagement, primarily attributable to an increase in M series LiDAR Sensor revenue. Security and Smart Spaces customers have been the largest drivers of this improvement. We also saw some easing in the impact of COVID-19 on business conditions relative to the three months ended March 31, 2021.
Cost of Goods Sold and Gross Margin

	Three months ended March 31,
	2022	2021	$ Change	% Change

	($ in thousands)
Cost of goods sold	$1,853	$497	$1,356	273%
Gross margin	(486)	(114)	(372)	-326%
Gross margin %	-36%	-30%

Cost of goods sold increased by $1.4 million to $1.9 million for the three months ended March 31, 2022, from $0.5 million for three months ended March 31, 2021, while gross profit decreased by $0.4 million during the same period. The increase in cost of goods sold and resultant decrease in gross margin was mainly attributable to a $0.7 million increase in stock-based compensation, a $0.4 million increase in materials costs related to sales growth and a $0.3 million increase in labor costs required to service future growth with hiring in anticipation of increased demand.
Operating Expenses

	Three months ended March 31,
	2022	2021	$ Change	% Change

	($ in thousands)
Research and development	$12,824	$4,357	$8,467	194%
Sales and marketing	7,196	1,745	5,451	312%
General and administrative	41,792	2,493	39,299	1,576%

	$61,812	$8,595	$53,217	619%

Research and Development Expenses
Research and development expenses increased by $8.5 million to $12.8 million for the three months ended March 31, 2022, from $4.3 million for the three months ended March 31, 2021. The increase was primarily attributable to a $7.2 million increase in stock-based compensation, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $0.9 million increase in personnel and related fringe costs resulting from increased headcount, a $0.2 million increase in services, a $0.1 million increase in materials and tools supplies costs and other individually insignificant items.
Sales and Marketing
Sales and marketing expense increased by $5.4 million to $7.1 million for the three months ended March 31, 2022, from $1.7 million for the three months ended March 31, 2021. The increase was primarily attributable to a $4.4 million increase in stock-based compensation, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $0.4 million increase in personnel and related fringe costs resulting from increased headcount, a $0.4 million increase in tradeshow and marketing costs resulting from increased business activity, a $0.2 million increase in commission costs on increased revenues.
General and Administrative Expense
General and administrative expense increased by $39.3 million to $41.8 million for the three months ended March 31, 2022, from $2.5 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase of $37.7 million in stock-based compensation costs, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $1.1 million increase in insurance costs as a result of the Business Combination, a $0.4 million increase in personnel and related fringe costs and other individually insignificant items.
Interest Expense, Net and Other Income (Expense), Net

	Three months ended March 31,
	2022	2021	$ Change	% Change

	($ in thousands)
Interest expense, net	$(40,044)	$(3,684)	$(36,360)	987%
Other income (expense), net	(2,337)	(2,317)	(20)	1%

Interest expense, net increased $36.6 million to $40.0 million for the three months ended March 31, 2022, compared to $3.7 million for the three months ended March 31, 2021. The increase was primarily attributed to $36.7 million of interest expense recognized on the conversion of the 2023 Notes to equity at closing of the Business Combination.
Other expense, net was $2.3 million in the three months ended March 31, 2022 and 2021. The change in other income (expense), net was immaterial.
Income Taxes

	Three months ended March 31,
	2022	2021	$ Change	% Change

	($ in thousands)
Loss before income taxes	$(104,679)	$(14,710)	$(89,969)	612%
Provision for income taxes	(3)	(4)	1	25%
We are subject to income taxes in the United States, China, Japan, UK, Germany and Canada. The change in the provision for income taxes during the three months ended March 31, 2022, as compared to three months ended March 31, 2021, was immaterial.
Liquidity and Capital Resources
Since Legacy Quanergy’s inception, it has financed operations primarily through the sale of shares of common stock, preferred stock, and convertible notes.
As a result, we have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $412.3 million as of March 31, 2022. We expect to continue to incur operating losses for at least the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
In March 2018 and June 2018, we received $24.8 million and $0.7 million, respectively, through issuance of convertible promissory notes (the “2022 Notes”) to various investors. The 2022 Notes were secured by a security agreement and were due in March 2022. The principal amount accrued interest at 1.5% per annum, payable biannually, and additional interest at 8.0% per annum, which added to the principal and compounded on each payment date. The 2022 Notes were repaid at closing of the Business Combination.
In 2020, we issued convertible promissory notes of approximately $8.1 million in March 2020, $7.5 million in August 2020 and $0.5 million in October 2020 to various investors, that were due in March 2023 (the “2023 Initial Notes”). In conjunction with the 2023 Initial Notes, we issued 3,527,241 common stock warrants. We issued additional convertible promissory notes of approximately $48.7 million in February 2021 to various investors, which also mature in March 2023 (the “Extension Notes”, together with the “2023 Initial Notes”, the “2023 Notes”). In conjunction with the Extension Notes, we issued 6,298,306 common stock warrants in February 2021. In connection with the Business Combination, the principal amount and deferred interest on the 2023 Notes were converted into 14,464,992 shares of our Common Stock.
As of March 31, 2022, we had $21.2 million of cash and cash equivalents. Further, we the Business Combination on February 8, 2022, and effectively settled our outstanding debt balance of $106 million, thereby providing us with additional future financial flexibility. The Business Combination also gives the Company access to $125 million from a previously announced share subscription facility from Global Emerging Markets Group (“GEM”), a Luxembourg-based private alternative investment group, once the effectiveness of the resale S-1 Registration Statement and other requirements are completed, which is expected to occur in the second quarter of FY 2022. Our long-term capital requirements will depend on many factors including timing and extent of spending to support research and development efforts as well as general and administrative activities for the business. We may in the future enter into arrangements to acquire or invest in related products, technologies, software and services, and we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us. As of March 31, 2022, there were future minimum lease payments of $0.3 million.

The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Three months ended March 31,
	2022	2021

	($ In thousands)
Net cash provided by (used in)
Operating activities	$(22,746)	$(6,618)
Investing activities	(202)	—
Financing activities	18,029	48,735
Effect of exchange rate changes	(11)	5

	$(4,930)	$42,122

Operating Activities
For the three months ended March 31, 2022, operating activities used $22.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $104.7 million, offset by our non-cash charges of $94.9 million, primarily consisting of stock-based compensation of $51.6 million, non-cash interest expense of $40.0 million, change in fair value of derivative liabilities of $2.3 million, non-cash bonus expense of $0.5 million, depreciation and amortization of $0.2 million and $0.2 million of non-cash lease expense. In the three months ended March 31, 2022, we also paid out $9.3 million of interest in cash on the 2022 Notes. The net cash used from changes in our operating assets and liabilities was $3.6 million. This amount consists of $0.4 million of cash provided from changes in our operating liabilities, primarily due to a $0.3 million increase in accounts payable and a $0.1 million increase in other long term liabilities, offset by cash used from changes in our operating assets and liabilities of $4.0 million which primarily consists of a $3.2 million increase in prepaid expenses and other current assets, a $0.3 million increase in accounts receivable, a $0.2 million decrease in accrued expenses, a $0.2 million decrease in other current liabilities, and a $0.1 million increase in inventory.
For the three months ended March 31, 2021, operating activities used $6.6 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $14.7 million, offset by our non-cash charges of approximately $7.8 million primarily consisting of stock-based compensation of $1.6 million, non-cash interest expense of $3.7 million, change in fair value of derivative liabilities of $2.3 million, and depreciation and amortization of $0.3 million. The net cash provided from changes in our operating assets and liabilities was $0.3 million. This amount consists of $1.7 million of cash provided from changes in our operating assets and liabilities, primarily due to a $1.1 million increase in accounts payable, $0.3 million decrease in accounts receivable and $0.2 million decrease in prepaid expenses and $0.1 million decrease in inventory, offset by cash used from changes in our operating assets and liabilities of $1.5 million which primarily consists of a $0.8 million increase in other long-term assets, and a $0.6 million decrease in accrued expenses.
Investing Activities
Net cash used in investing activities for each of the three months ended March 31, 2022 and 2021 was immaterial.
Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities was $18.0 million, primarily consisting of net proceeds from the Business Combination and sale of the PIPE Shares of $50.4 million, offset by the repayment of 2022 Notes of $25.8 million and payment of offering costs of $6.6 million.
During the three months ended March 31, 2021, cash provided by financing activities was $48.7 million, consisting of net proceeds from the issuance of convertible notes of $48.6 million and proceeds of $74 thousand from exercises of stock options.

Off-Balance Sheet Arrangements
As of March 31, 2022, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Management Estimates
Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.
See “Part I, Item 1, Note 2 – Summary of Significant Accounting Policies” and “Note 13 – Leases” included in this Quarterly Report on Form 10-Q for a discussion of a recently adopted accounting pronouncement that affects our accounting for lease obligations. During the three months ended March 31, 20212, there have been no other material changes to our critical accounting policies from the ones described under the section Critical Accounting Policies and Estimates of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements filed as Exhibit 99.2 and Exhibit 99.1, respectively, to the Company’s Form 8-K/A filed with the SEC on March 31, 2022.
Recent Accounting Pronouncements
See “Note 1(g) – Recently Adopted Accounting Pronouncements” in our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in foreign jurisdictions, and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
We are exposed to interest rate risk on our investment portfolio. Investments that potentially subject us to interest rate risk consist principally of cash and investments in debt securities. As of March 31, 2022, we had cash and cash equivalents of approximately $21.2 million, which consisted primarily of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Europe and Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls are procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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

ITEM 1A.	RISK FACTORS
Summary of Risks:
Our business is subject to a number of risks that you should carefully consider. A summary of these risks that could adversely affect our business, financial condition, operating results and prospects includes the following:

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

•
Our Optical Phased Array (“OPA”) based product could fail to meet industry requirements for range, resolution or general performance or we could fall short of our cost objectives for OPA-based LiDAR, thereby limiting our revenue potential.

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

•	We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products.

•	The effects of the COVID-19 pandemic have had and could continue to have a material adverse effect on our business prospects, financial results, and results of operations.

•
We have a global supply chain and the COVID-19 pandemic, Russia’s aggression in Ukraine and other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions.

•
We identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•
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
We have experienced net losses in each year since our inception. In the years ended December 31, 2021 and 2020 and the three months ended March 31, 2021, Legacy Quanergy incurred net losses of $(63.5) million, $(35.8) million and $(14.7) million, respectively. In the three months ended March 31, 2022, we incurred net losses of $(104.7) million. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We expect these losses to continue for at least the next several years as we expand our product offering and continue to scale our commercial operations and research and development program. As of March 31, 2022, we had an accumulated deficit of $(412.3) million. Even if we are able to increase sales of our products, there can be no assurance that we will ever be profitable.
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
Currently, the largest part of our M Series sales is for flow management solutions like security, smart city, and smart spaces applications. While we have seen promising levels of activity from potential end users evaluating LiDAR for these applications, the technology is relatively new to this market and there can be no guarantee that industry adoption will occur at the pace contemplated in our forecasts. Conversely, LiDAR has been an important technology for the industrial market for some time, supported by well-established players like Sick AG, P&F and Hokuyo. While the company has a presence in port automation and is expecting to expand its position through new product introductions, there is a risk that these products could fail to gain traction against very well-established competitors in these end markets.

Our OPA based product could fail to meet industry requirements for range, resolution or general performance or we could fall short of our cost objectives for OPA-based LiDAR, thereby limiting our revenue potential.
Our OPA-based solid state LiDAR was designed and developed from the ground up. All the main semiconductor components are custom designed in-house and fabricated and packaged by third-party partners. Each generation of technology node consists of iterations of one or multiple components. The integration of all these together with the rest of the electrical, mechanical and firmware modules is a complex system integration exercise. Problems could arise during this process to cause the planned product to fall short on some requirements, including range, resolution, other performance parameters or cost objectives. The resulting delay could slow down our time-to-market efforts, limit our revenue potential or lead to negative impressions on customer engagements, any of which would harm our business.
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

Our products incorporate key components, including computer chips, from sole source suppliers and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, or if there are interruptions in our, or our contract manufacturers’, relationships with these third-party suppliers, we will not be able to deliver our products to our distributors and customers which would adversely impact our business.
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
We have a global supply chain and the COVID-19 pandemic, Russia’s aggression in Ukraine and other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced, and may in the future experience, component shortages and price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any parts or components, or the inability to obtain parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results.
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

We have 28 technology patents granted and have filed an additional two applications and will in the future file patent applications on inventions that we deem to be innovative. There is no guarantee that our patent applications will be issued as granted patents, that the scope of the protection gained will be sufficient or that an issued patent may subsequently be deemed invalid or unenforceable. Patent laws, and scope of coverage afforded by them, have recently been subject to significant changes, such as the change to “first-to-file” from “first-to-invent” resulting from the Leahy-Smith America Invents Act. This change in the determination of inventorship may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Another change to the patent laws may incentivize third parties to challenge any issued patent in the United States Patent and Trademark Office (the “USPTO”), as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our devices and could harm our business.
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
We are currently involved in patent litigation proceedings with Velodyne in the Northern District of California.
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
Further, any changes in global political, regulatory and economic conditions, such as the military conflict involving Russia and Ukraine and the sanctions imposed by the United States, United Kingdom, European Union, and other jurisdictions on Russia in response to such conflict, or in laws and policies governing import/export control, economic sanctions, manufacturing, development and investment in the territories or countries where we currently purchase our components, sell our products, or conduct our business could result in the decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers. Any decreased use of our products or limitation on our ability to export or sell our products would adversely affect our business, results of operations and growth prospects. The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.
Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

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
We have recently experienced significant growth in research and development, sales and marketing, support services and operations. While we managed to significantly pare back operating expenses over the last 24 months due to the COVID-19 pandemic, our spending rate has gone up with the non-recurrence of furlough and wage cuts implemented in 2020 as well as due to headcount increases and costs related to the Business Combination. We expect to continue to spend meaningfully on operating activities. We expect future growth will continue to place, significant demands on our management, as well as our financial and operational resources, to:

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
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $204.7 million and $151.1 million, respectively. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”) as modified in 2020 by the CARES Act, unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Future changes in our stock ownership, including as a result of this offering, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited.

Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
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
We qualify as an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could remain an emerging growth company for up to five years from the date of CCAC’s IPO, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Common Stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
The stock markets, including NYSE on which we have listed the shares of our Common Stock under the symbol “QNGY” and our warrants under the symbol “QNGY WS,” have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our securities, the market price of our securities may be volatile and could decline significantly. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. If the market price of our securities declines significantly, you may be unable to resell your securities at or above the price at which you purchased our securities. We cannot assure you that the market price of our securities will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this Quarterly Report;

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts of investors in a particular period;

•	operating and share price performance of other companies that investors deem comparable to us;

•	the volume of shares of Common Stock available for public sale;

•	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases of our securities;

•	our ability to effectively service any current and future outstanding debt obligations;

•	the announcement of new services or enhancements by us or our competitors;

•	developments concerning intellectual property rights;

•	changes in legal, regulatory and enforcement frameworks impacting our business;

•	changes in the prices of our services;

•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

•	our involvement in any litigation;

•	changes in senior management or key personnel;

•	changes in the anticipated future size and growth rate of our market;

•	actual or perceived data security incidents or breaches;

•	any delisting of our Common Stock or warrants from NYSE due to any failure to meet listing requirements;

•	actual or anticipated variations in quarterly operating results;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	speculation in the press or investment community;

•	sales of Common Stock by us or our stockholders in the future;

•	the effectiveness of our internal control over financial reporting;

•	general political and economic conditions, including health pandemics, such as COVID-19; and

•	other events or factors, many of which are beyond our control.
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
If we fail to satisfy the continued listing requirements of NYSE such as the corporate governance requirements or the minimum share price requirement, NYSE may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
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
The Legacy Quanergy equity holders and CITIC Capital Acquisition LLC (the “Sponsor”) own a significant portion of our outstanding voting shares. Concentration of ownership among the Legacy Quanergy equity investors and the Sponsor may prevent new investors from influencing significant corporate decisions.
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
The Sponsor is subject to certain restrictions on transfer pursuant to that certain letter agreement, dated as of February 10, 2020, by and among the CCAC, the Sponsor, and the other parties signatory thereto with respect to: (i) the Founder Shares (as defined in such letter agreement); and (ii) private placement warrants (as defined in such letter agreement). Such restrictions on the Founder Shares end on the date that is one year after Closing, or are subject to an early price-based release if the price of the shares equals or exceeds $12.00 per share for any twenty trading days within any thirty-day trading period at least 150 days after the Business Combination. Certain of Legacy Quanergy stockholders are also subject to restrictions on transfer with respect to the shares Common Stock pursuant to lock up agreements. Such restrictions with respect to the shares of Common Stock held by Legacy Quanergy stockholders until August 8, 2022 or are subject to an early price-based release if (a) the market price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-day trading period, or (b) we complete a transaction that results in our shareholders having the right to exchange their common stock for cash, securities or other property.
However, following the expiration of such lockup, the Sponsor and certain of Legacy Quanergy stockholders will not be restricted from selling shares of our Common Stock held by them, other than by applicable securities laws. Additionally, the PIPE Investors are not be restricted from selling any of their shares of our Common Stock, other than by applicable securities laws. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock.
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
Furthermore, pursuant to the Amended and Restated Registration Rights Agreement and the subscription agreements, we filed a resale shelf registration statement covering the resale of registrable securities and PIPE Shares.

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
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval of the holders of at least a majority of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number shares of Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.
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
Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our certificate of incorporation (the “Charter”) and bylaws (the “Bylaws,” and together with the Charter, the “Organizational Documents”), and the Delaware General Corporation Law (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Organizational Documents include provisions regarding:

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
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain Business Combinations without approval of the holders of substantially all of the Common Stock. Any provision of our Charter, Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Common Stock and could also affect the price that some investors are willing to pay for Common Stock.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 31, 2022, we issued a total of 3,940,641 shares (the “RJ Shares”) of Common Stock, pursuant to a share issuance agreement, dated March 31, 2022, by and between us and Raymond James & Associates, Inc. (“RJ”). The RJ Shares were issued to satisfy, in full, the $9,842,091.00 that the Company owed to RJ under a letter agreement, dated February 7, 2022.
In addition, on March 31, 2022, we issued a total of 863,000 shares (the “CITIC Shares”) of Common Stock, pursuant to a share issuance agreement, dated March 31, 2022, by and between us and Sponsor. The CITIC Shares were issued to partially satisfy, amounts owed to Sponsor under a letter agreement, dated February 8, 2022.
The issuance of the securities in this transaction was made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Description	Schedule/Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of June 22, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc., and Quanergy Systems, Inc.	8-K	001-39222	2.1	June 22, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of June 28, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc., and Quanergy Systems, Inc.	8-K	001-39222	2.1	June 28, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of November 15, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc. and Quanergy Systems, Inc.	8-K	001-39222	2.1	November 15, 2021

2.4	Third Amendment to Agreement and Plan of Merger, dated as of December 26, 2021, by and among CITIC Capital Acquisition Corp., CITIC Capital Merger Sub Inc. and Quanergy Systems, Inc.	8-K	001-39222	2.1	December 27, 2021

3.1	Certificate of Incorporation of Quanergy Systems, Inc.	8-K	001-39222	3.1	February 14, 2022

3.2	Bylaws of Quanergy Systems, Inc.	8-K	001-39222	3.2	February 14, 2022

4.1	Warrant Agreement, dated February 10, 2021, between CITIC Capital Acquisition Corp., CITIC Capital Acquisition LLC and Quanergy Systems, Inc.	8-K	001-39222	4.1	February 13, 2020

4.2	Form of Warrant Certificate of the Company	8-K	001-39222	4.2	February 14, 2022

4.3	Form of Common Stock Certificate of the Company	8-K	001-39222	4.3	February 14, 2022

4.4	Form of Warrant Certificate of the Company issued pursuant to the GEM Agreement	8-K	001-39222	4.4	February 14, 2022

4.5	Share Issuance Agreement dated March 31, 2022, by and between Quanergy Systems, Inc. and Raymond James & Associates, Inc.	S-1	333-264115	4.5	April 4, 2022

4.6	Share Issuance Agreement dated March 31, 2022, by and between Quanergy Systems, Inc. and CITIC Capital Acquisition LLC	S-1	333-264115	4.6	April 4, 2022

		Incorporated by Reference
Exhibit No.	Description	Schedule/Form	File No.	Exhibit	Filing Date

10.1	Form of Subscription Agreement, by and between CITIC Capital Acquisition Corp. and the subscriber party thereto	8-K	001-39222	10.1	June 22, 2021

10.2	Amended and Restated Registration Rights Agreement, by and among Quanergy Systems, Inc. and the holders party thereto	8-K	001-39222	10.4	February 14, 2022

10.3	Share Purchase Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd.	8-K	001-39222	10.5	February 14, 2022

10.4	Amendment No. 1 to Share Purchase Agreement, dated January 31, 2022, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd.	8-K	001-39222	10.6	February 14, 2022

10.5	Registration Rights Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd.	S-4/A	333-257962	10.6	December 31, 2021

10.6	Amendment No. 1 to Registration Rights Agreement, dated December 12, 2021, between CITIC Capital Acquisition Corp., GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd.	10-K	001-39222	10.8	March 31, 2022

10.7+	Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended	S-4	333-257962	10.5	July 17, 2021

10.7(a)+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended	S-4	333-257962	10.5 (a)	July 17, 2021

10.7(b)+	Form of International Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended	S-4	333-257962	10.5(b)	July 17, 2021

10.7(c)+	Form of Incentive Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended	S-4	333-257962	10.5(c)	July 17, 2021

10.7(d)+	Form of PRC Resident Incentive Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended	S-4	333-257962	10.5(d)	July 17, 2021

10.7(e)+	Form of Nonstatutory Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended	S-4	333-257962	10.5(e)	July 17, 2021

10.7(f)+	Form of International Nonstatutory Stock Option Agreement under the Quanergy Systems, Inc. Amended 2013 Stock Incentive Plan, as amended	S-4	333-257962	10.5(f)	July 17, 2021

10.8+	Quanergy Systems, Inc. Amended and Restated Retention Plan	S-4	333-257962	10.6	July 17, 2021

10.9+	Quanergy Systems, Inc. 2022 Equity Incentive Plan.	8-K	001-39222	10.10	February 14, 2022

10.9(a)+	Form of Stock Option Agreement under the Quanergy Systems, Inc. 2022 Equity Incentive Plan.	8-K	001-39222	10.10(a)	February 14, 2022

10.9(b)+	Form of Restricted Stock Unit Agreement under the Quanergy Systems, Inc. 2022 Equity Incentive Plan.	8-K	001-39222	10.10(b)	February 14, 2022

10.10+	Quanergy Systems, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-39222	10.11	February 14, 2022

10.11	Form of Warrant to Purchase Common Stock	S-4	333-257962	10.9	July 17, 2021

10.12	Warrant to Purchase Common Stock, dated June 21, 2021, issued to Sensata Technologies, Inc	S-4	333-257962	10.10	July 17, 2021

10.13+	Offer letter by and between Quanergy Systems, Inc. and Tianyue Yu dated January 9, 2013	S-4	333-257962	10.16	July 17, 2021

10.14+	Retention letter by and between Quanergy Systems, Inc. and Tianyue Yu dated September 27, 2018	S-4	333-257962	10.17	July 17, 2021

10.15+	Offer letter by and between Quanergy Systems, Inc. and Enzo Signore dated June 11, 2019	S-4	333-257962	10.18	July 17, 2021

10.16+	Amended Offer letter by and between Quanergy Systems, Inc. and Patrick Archambault dated August 1, 2019	S-4	333-257962	10.19	July 17, 2021

10.17+	Offer letter by and between Quanergy Systems, Inc. and Kevin Kennedy dated March 14, 2020	S-4	333-257962	10.20	July 17, 2021

10.18+	Offer letter by and between Quanergy Systems, Inc. and Bradley James Sherrard dated October 14, 2020	S-4	333-257962	10.21	July 17, 2021

10.19+	Form of Quanergy Systems, Inc. Indemnification Agreement	S-4	333-257962	10.22	July 17, 2021

10.20	Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated July 12, 2017	S-4	333-257962	10.23	July 17, 2021

10.21	Addendum A to Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated July 12, 2017	S-4	333-257962	10.24	July 17, 2021

10.22	Addendum B to Standard SubLease Multi-Tenant Lease by and between Infortrend Corporation and Quanergy Systems, Inc., dated January 25, 2018	S-4	333-257962	10.25	July 17, 2021

10.23+	Quanergy Systems, Inc. Non-Employee Director Compensation Policy	10-K	001-39222	10.26	March 31, 2022

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit No.	Description	Schedule/Form	File No.	Exhibit	Filing Date

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†
Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant hereby agrees to furnish a copy of any omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANERGY SYSTEMS, INC.

Date: May 16, 2022	By:	/s/ Kevin J. Kennedy
		Name:	Kevin J. Kennedy
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Patrick Archambault
		Name:	Patrick Archambault
		Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)