Form 10-Q
period 2022-06-30
Quanergy Systems, Inc.
filed 2022-08-12
CIK 1794621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-39222

QUANERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0535845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Lakeside Drive Sunnyvale, California	94085
(Address of Principal Executive Offices)	(Zip Code)

(408) 245-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	QNGY	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	QNGY WS	New York Stock Exchange

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

As of August 05, 2022, there were 120,647,639 shares of the registrant’s common stock outstanding.

QUANERGY SYSTEMS, INC.

i

Part I—Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Quanergy Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except number of shares)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,719	$26,106
Restricted cash	70	70
Accounts receivable, net of allowance for doubtful accounts of $224 at June 30, 2022 and December 31, 2021	820	645
Inventory	5,521	3,242
Prepaid expenses and other current assets	12,915	1,138
Total current assets	38,045	31,201
Property and equipment, net	1,867	1,908
Other long-term assets	11,116	3,539
Total assets	$51,028	$36,648
Liabilities and stockholders’ equity / (deficit)
Current liabilities
Accounts payable	$4,475	$2,375
Accrued expenses	3,317	2,435
Accrued settlement liability	2,750	2,500
Other current liabilities	5,086	737
Short-term debt	—	34,311
Related party payable	1,070	—
Total current liabilities	16,698	42,358
Long-term debt	—	16,153
Long-term debt - related party	—	16,670
Derivative liability	496	26,017
Other long-term liabilities	9,026	803
Total liabilities	26,220	102,001
Commitments and contingencies
Stockholders’ equity / (deficit):
Common stock, $0.0001 par value. 300,000,000 and 80,071,901 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 129,613,549 and 57,020,151 shares issued and outstanding as of June 30, 2022 and December 31, 2021 respectively.	13	6
Additional paid-in capital	462,827	242,299
Accumulated other comprehensive loss	(79)	(61)
Accumulated deficit	(437,953)	(307,597)
Total stockholders’ equity / (deficit)	24,808	(65,353)
Total liabilities and stockholders’ equity / (deficit)	$51,028	$36,648

The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,189	$905	$2,556	$1,288
Cost of goods sold	2,453	760	4,306	1,257
Gross profit (loss)	(1,264)	145	(1,750)	31
Operating expenses:
Research and development	6,441	3,740	19,265	8,097
Sales and marketing	4,092	2,223	11,288	3,968
General and administrative	6,219	6,699	48,011	9,192
Operating expenses	16,752	12,662	78,564	21,257
Loss from operations	(18,016)	(12,517)	(80,314)	(21,226)
Other income (expense):
Interest expense, net	(10)	(5,277)	(40,054)	(8,961)
Other income (expense), net	(7,645)	(2,667)	(9,982)	(4,984)
Loss before income taxes	(25,671)	(20,461)	(130,350)	(35,171)
Income tax provision	(3)	(6)	(6)	(10)
Net loss	$(25,674)	$(20,467)	$(130,356)	$(35,181)
Net loss attributable per share to common stockholders, basic and diluted	$(0.22)	$(0.30)	$(1.27)	$(0.54)
Weighted-average shares used to compute net loss attributable per share to common stockholders, basic and diluted	117,864,896	67,111,977	102,868,390	65,096,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(25,674)	$(20,467)	$(130,356)	$(35,181)
Other comprehensive loss (net of tax):
Foreign currency translation loss	(7)	(11)	(18)	(6)
Comprehensive loss	$(25,681)	$(20,478)	$(130,374)	$(35,187)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Stockholder’s Equity / (Deficit)

(in thousands, except number of shares)

(unaudited)

	Convertible		Common				Accumulated
	Preferred Stock		Stock				Other	Total
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)
December 31, 2021 (as previously reported)	7,695,112	$152,978	5,018,676	$1	$89,326	$(307,597)	$(61)	$(218,331)
Retroactive application of recapitalization (Note 2)	(7,695,112)	(152,978)	52,001,475	5	152,973	—	—	152,978
Balance at December 31, 2021, as adjusted (Note 2)	—	—	57,020,151	6	242,299	(307,597)	(61)	(65,353)
Conversion of 2023 Notes into common stock	—	—	14,464,992	1	101,977	—	—	101,978
Issuance of common stock upon the reverse capitalization, net of offering costs	—	—	8,232,204	1	(9,152)	—	—	(9,151)
Offering cost in connection with Business Combination and PIPE financing	—	—	—	—	(12,450)	—	—	(12,450)
Issuance of PIPE shares	—	—	3,695,000	—	36,950	—	—	36,950
Subsequent issuance of shares for offering costs incurred in connection with Business Combination and PIPE financing	—	—	4,803,641	1	9,530	—	—	9,531
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	7,177,204	1	—	—	—	1
Issuance of common stock warrants	—	—	—	—	17,602	—	—	17,602
Stock-based compensation	—	—	—	—	51,561	—	—	51,561
Shares issued upon exercise of options	—	—	197,875	—	58	—	—	58
Shares issued upon exercise of common stock warrants	—	—	2,907,664	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(104,682)	—	(104,682)
Balance at March 31, 2022	—	$—	98,498,731	$10	$438,404	$(412,279)	$(72)	$26,063
Issuance of common stock upon vesting of RSUs	—	—	699,387	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,006	—	—	5,006
Shares issued upon draw down of GEM agreement	—	—	26,283,186	3	19,376	—	—	19,379
Shares issued upon exercise of common stock warrants	—	—	4,132,245	—	41	—	—	41
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(25,674)	—	(25,674)
Balance at June 30, 2022	—	$—	129,613,549	$13	$462,827	$(437,953)	$(79)	$24,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Stockholder’s Equity / (Deficit)

(in thousands, except number of shares)

(unaudited)

	Convertible		Common				Accumulated
	Preferred Stock		Stock				Other	Total
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2020 (as previously reported)	7,695,112	$152,978	4,696,352	$—	$55,310	$(244,053)	$(61)	$(188,804)
Retroactive application of recapitalization (Note 2)	(7,695,112)	(152,978)	51,073,204	5	152,973	—	—	152,978
Balance at December 31, 2020, as adjusted (Note 2)	—	—	55,769,556	5	208,283	(244,053)	(61)	(35,826)
Shares issued upon exercise of options	—	—	77,595	—	74	—	—	74
Issuance of common stock warrants	—	—	—	—	21,971	—	—	21,971
Issuance of Restricted Stock Awards (“RSAs”)	—	—	1,163,984	—	563	—	—	563
Stock-based compensation	—	—	—	—	1,017	—	—	1,017
Other comprehensive gain	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(14,714)	—	(14,714)
Balance at March 31, 2021	—	$—	57,011,135	$5	$231,908	$(258,767)	$(56)	$(26,910)
Vesting of RSAs	—	—		—	4,659	—	—	4,659
Stock-based compensation	—	—	—	—	1,065	—	—	1,065
Other comprehensive gain	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(20,467)	—	(20,467)
Balance at June 30, 2021	—	$—	57,011,135	$5	$237,632	$(279,234)	$(67)	$(41,664)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(130,356)	$(35,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	56,812	7,306
Non-cash interest expense	40,071	8,727
Change in fair value of derivative liabilities	1,025	7,499
Change in fair value of share-settled forward asset	8,956	—
Non-cash bonus expense	1,412	—
Depreciation and amortization	472	490
Non-cash lease expense	333	—
Paid-in-kind interest and accrued interest on repayment of 2022 Notes	(9,341)	—
Gain on extinguishment of debt	—	(2,515)
Other	—	(70)
Changes in operating assets and liabilities:
Accounts receivable	(175)	290
Inventory	(2,279)	446
Prepaid expenses and other current assets	(1,907)	166
Other long-term assets	(1)	(1,780)
Accounts payable	1,835	629
Accrued expenses	(61)	(222)
Accrued settlement liability	250	—
Other current liabilities	(452)	—
Other long-term liabilities	77	(251)
Net cash used in operating activities	(33,329)	(14,466)
Cash flows from investing activities
Purchases of property and equipment	(431)	(5)
Net cash used in investing activities	(431)	(5)
Cash flows from financing activities
Related party proceeds from PIPE financing	36,950	—
Proceeds from Business Combination and PIPE financing	13,414	—
Proceeds from draw down on GEM Agreement	9,900	—
Payments of offering costs	(8,188)	—
Repayment of 2022 Notes	(25,813)	—
Proceeds from exercise of stock options	58	74
Proceeds from exercise of common stock warrants	70	—
Proceeds from issuance of convertible notes	—	37,130
Proceeds from issuance of convertible notes to related parties	—	11,475
Net cash provided by financing activities	26,391	48,679
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,387)	34,202
Cash, cash equivalents and restricted cash at beginning of period	26,176	7,668
Cash, cash equivalents and restricted cash at end of period	$18,789	$41,870
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,326	$236
Supplemental schedule of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$152,978	$—
Conversion of 2023 Notes into equity	$101,978	$—
Issuance of common stock warrants	$17,602	$21,970
Assumption of net liabilities from Business Combination	$15,956	$—
Issuance of share-settled forward asset	$10,027	$—
Offering costs paid in common stock	$9,531	$—
GEM commitment fee	$2,500	$—
Fair value of debt derivative liabilities related to issuance of convertible notes	$—	$17,540

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

The condensed consolidated financial statements as of June 30, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021, which was filed as Exhibit 99.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission ("SEC") on March 31, 2022.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of June 30, 2022, the results of operations, including its comprehensive loss, and stockholders’ equity/(deficit) for the three and six months ended June 30, 2022 and 2021, and the statement of cash flows for the six months ended June 30, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements for the fiscal year ended December 31, 2021. Other than the accounting policies discussed below related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the six months ended June 30, 2022. See “Recently Adopted Accounting Pronouncements” and “Note 13 – Leases” related to the adoption of ASC 842.

Liquidity and Capital Resources

The Company has prepared its condensed consolidated financial statements assuming that the Company will continue as a going concern. The Company has had recurring losses and an accumulated deficit since its inception. The Company obtained additional funding of $43.8 million in connection with the Business Combination and effectively settled its outstanding debt balance of $106 million, thereby providing the Company with additional future financial flexibility. The Business Combination also gives the Company access to $125 million from a previously announced share subscription facility from Global Emerging Markets Group (“GEM”), a Luxembourg-based private alternative investment group. On May 25, 2022, the Company received $9.9 million in cash under the facility in exchange for ultimate settlement of 25.1 million shares of common stock. Should the company be unable to access the GEM facility, it would be forced to seek other forms of financing which may not be available in sufficient amounts to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, for a period of twelve months following the date of issuance of financial statements as of and for the six months ended June 30, 2022. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Considerations

The extensive impact of the pandemic caused by the novel coronavirus ("COVID-19") has adversely affected global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020. The continually evolving pandemic remains uncertain and its future impact on Quanergy will depend on a number of factors, including among others, the continued duration and severity of the spread of COVID-19, emerging variants, vaccine and booster effectiveness, public acceptance of safety protocols, and government measures. While the impact of COVID-19 on our business has lessened in 2022, supply constraints continue to place upward pressures on lead times and pricing premiums for component parts utilized in our manufacturing processes. We anticipate that the pandemic may continue to impact our operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time.

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

Upon the closing of the Business Combination and the PIPE Financing, the Company received net cash proceeds of $43.8 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2022 (in thousands):

Cash - CCAC’s trust and cash (net of redemption)	$13,414
Cash - PIPE	36,950
Less: transaction costs and advisory fees paid	(6,609)
Net cash from Business Combination and PIPE Financing	43,755
Less non-cash net liabilities assumed from CCAC	(15,955)
Net contributions from Business Combination and PIPE Financing	$27,800

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

CCAC Class A Ordinary Shares, outstanding prior to Business Combination	27,600,000
CCAC Class B Ordinary Shares, outstanding prior to Business Combination	6,900,000
Less: redemption of CCAC Class A Ordinary Shares	(26,267,796)
Shares issued from PIPE Financing	3,695,000
Total Shares from Business Combination and PIPE Financing	11,927,204
Legacy Quanergy shares(1)	71,485,143
Total shares of common stock immediately after Business Combination	83,412,347

(1) The number of Legacy Quanergy shares was determined as follows:

	Quanergy shares	Quanergy shares, effected for Exchange Ratio
Balance at December 31, 2020	4,696,352	18,221,534
Recapitalization applied to Convertible Preferred Stock outstanding at December 31, 2020	7,695,112	37,548,022
Shares issued upon exercise of options - 2021	20,000	77,595
Shares issued upon exercise of common stock warrants - 2021	2,324	9,016
Issuance of restricted stock awards	300,000	1,163,984
Conversion of 2023 Notes(2)	3,728,147	14,464,992
Total		71,485,143

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

(3) Inventory

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$2,700	$2,292
Work in progress	2,586	578
Finished goods	235	372
Total inventory	$5,521	$3,242

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Sensata prepaid services	$8,801	$—
Prepaid business insurance	3,013	873
Share-settled forward	1,070	—
Prepaid other	31	265
Total prepaid expenses and other current assets	$12,915	$1,138

(5) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$5,996	$5,568
Furniture and fixtures	182	182
Computer equipment	1,011	1,008
Computer software	35	35
Leasehold improvements	349	349
Total property and equipment	7,573	7,142
Less: accumulated depreciation and amortization	(5,706)	(5,234)
Total property and equipment, net	$1,867	$1,908

Depreciation and amortization expense for the three and six months ended June 30, 2022 was $0.2 million and $0.5 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2021was $0.2 million and $0.5 million, respectively.

(6) Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Sensata prepaid services	$8,557	$—
Deferred costs	2,307	3,403
ROU asset	119	—
Security deposit	133	136
Total other long-term assets	$11,116	$3,539

(7) Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
GEM commitment fee	$2,500	$—
Transaction fees payable	2,000	—
Lease liability	124	—
Restructuring liability	195	293
Customer deposits	200	200
Deferred revenue	67	72
Derivative liability	-	172
Total other current liabilities	$5,086	$737

(8) Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Transaction fees payable	$7,660	$—
Customer deposits	750	750
Deferred revenue	130	4
Other long-term liabilities	486	49
Total other long-term liabilities	$9,026	$803

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents
Money market funds	$18,652	$—	$—	$18,652
Prepaid expenses and other current assets
Share settled forward	$—	$—	$1,070	$1,070
Total assets at fair value	$18,652	$—	$1,070	$19,722
Financial Liabilities
Private placement warrant liability	$—	$496	$—	$496
Total liabilities at fair value	$—	$496	$—	$496

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$26,031	$—	$—	$26,031
Total assets	$26,031	$—	$—	$26,031
Financial Liabilities
Debt derivative liabilities	$—	$—	$26,189	$26,189
Total liabilities	$—	$—	$26,189	$26,189

The fair value of accounts receivable, accounts payable, and accrued expenses approximate their carrying values as of June 30, 2022 and December 31, 2021, due to their short-term nature. The Company records long-term debt and long-term debt due to related parties on an amortized cost basis.

At June 30, 2022, Level 2 instruments consist solely of the Company's Private Placement Warrants, for which fair value is determined by using the directly observable market price of the Company's Public Warrants as traded on the New York Stock Exchange. The Company has determined that the market price of its Public Warrants may be used to calculate the fair value of the Private Placement Warrants as the terms and provisions of each are identical except for a redemption feature as further described in "Note 10 - Common Stock".

In the prior quarter, fair value of the Private Placement Warrants was determined by utilizing a Black Scholes Options Pricing Model which prioritizes unobservable inputs, and thus was characterized within the Level 3 fair value hierarchy. The inputs were based on the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the following periods (in thousands). There were no other transfers between fair value hierarchies for all periods presented:

Level 3
Warrant Liabilites
Fair value at February 8, 2022	$3,248
Change in fair value of Private Placement Warrants	(1,439)
Fair value at March 31, 2022	$1,808
Change in fair value of Private Placement Warrants	(1,312)
Transfer to Level 2	(496)
Fair value at June 30, 2022	$(0)

The Company's Level 3 instruments at June 30, 2022 are nonrecurring and consist solely of a share-settled forward asset. The share-settled forward asset represents the Company's right to a return of a variable number of shares of the Company's common stock as part of its $9.9 million draw down agreement with GEM. The fair value of the forward asset was determined by calculating the number of shares to be returned to Quanergy based on the trading price at date of issuance and the average trading price over 30 trading days, ending July 8, 2022. The Company’s stock price at June 30, 2022 was used as a proxy for the remainder of the trading period prior to settlement. See "Note 10 - Common Stock" for additional information on the GEM Agreement and the share-settled forward.

For the three and six months ended June 30, 2022, the Company recognized a gain from a decrease in the fair value of the Private Placement Warrants of approximately $1.3 million and $2.7 million, respectively, presented in other income (expense) on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2022, the Company recognized an $8.9 million loss for the change in fair value of the forward asset, recorded in other income (expense), net on the condensed consolidated statements of operations.

At December 31, 2021, Level 3 instruments consist solely of embedded derivatives in the Company’s convertible notes, which are classified within Level 3 of the fair value hierarchy due to a lack of observable market data. The convertible notes were subsequently derecognized in February 2022 as part of the Business Combination. See "Note 12 – Borrowing Arrangements” for details on the valuation of the embedded derivative in the convertible notes at December 31, 2021.

Long-term and short-term debt is reported in the consolidated balance sheets at carrying value, rather than fair value, and is therefore excluded from the disclosure above of financial assets and liabilities measured at fair value within the condensed consolidated financial statements. The fair value of the convertible notes was $99.0 million as of December 31, 2021. The carrying value of the convertible notes of $105.8 million, net of $38.6 million of unamortized debt discount and issuance costs, was recorded as long-term debt totaling $16.2 million, long-term debt—related party totaling $16.7 million, and short-term debt totaling $34.3 million as of December 31, 2021.

(10) Common Stock

Shares Authorized and Outstanding

As of June 30, 2022, the Company had authorized a total of 310,000,000 shares for issuance, with 300,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

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

GEM Agreement

In December 2021, CCAC and GEM entered into a Share Purchase Agreement (the "GEM Agreement") for the Company’s liquidity needs post Business Combination. Under the GEM Agreement, the Company is entitled to draw down up to $125 million of gross proceeds, over a three year period in exchange for shares of the Company’s common stock. The shares of common stock issued in exchange for funding will be determined at a price equal to 90% of the average closing price of the Company’s common stock over a 30-day period.

In exchange for GEM’s commitment to fund, the Company issued to GEM a warrant to purchase common stock of the Company exercisable for up to 2.5% of the outstanding common stock of the Company on a fully diluted basis as of the Closing for a period of three years (the "GEM Warrant"), which warrant was fair valued at $4.0 million at origination of the agreement, and agreed to pay $2.5 million in cash or in shares for the GEM commitment fee by the first anniversary of the Closing Date. At June 30, 2022, the Company has $2.3 million of unamortized deferred offering costs for the commitment fee remaining in other long-term assets, and a $2.5 million commitment fee payable within one year recorded in other current liabilities on the condensed consolidated balance sheet.

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

In May 2022, the Company drew down $9.9 million on the GEM Agreement. In exchange for funding, Quanergy issued 26,283,186 shares of common stock. The number of shares issued represents three times the fair value of funding received by the Company, based on the closing price of the Company’s stock on the date of the funding request. Based on the GEM Agreement, the number of shares of common stock to settle the draw down of cash is determined by 90% of the average trading price over a 30-day trading period (“Committed Draw Down Pricing Period”). If the initial issuance of shares is in excess of the number of shares determined to settle the draw down, GEM would have to return the excess shares to Quanergy. In the event there is a shortfall of shares, Quanergy would have to issue more shares to GEM. Subsequently in July 2022, the Company and GEM agreed to extend the Committed Draw Down Pricing Period to 40 consecutive trading days, ending July 22, 2022. To account for the contingently returnable shares of common stock on settlement of funding, the Company recorded a share-settled forward asset of $10.0 million on issuance of shares in prepaid expenses and other current assets on the condensed consolidated balance sheet. As of June 30, 2022, the fair value of the forward asset was determined to be $1.1 million. The Company recognized $8.9 million in expense for the change in fair value of the forward asset, recorded in other income (expense), net on the condensed consolidated statement of operations. The fair value of the forward asset was determined by calculating the number of shares to be returned to Quanergy at date of issuance and as of June 30, 2022. The number of shares to be returned was calculated based on 90% of the trading price at date of issuance, and 90% of the average trading price for the Committed Draw Down Pricing Period from May 25, 2022 to June 30, 2022, respectively, with the Company’s stock price at June 30, 2022 used as a proxy for the remainder of the Committed Draw Down Pricing Period as of June 30, 2022. Upon settlement of funding in July 2022, GEM returned 1,134,581 shares to the Company.

Common Stock Warrants

As of June 30, 2022, the Company had the following common stock warrants outstanding to purchase shares of the Company’s common stock:

		Exercise
	Shares	Price	Expiration
Public Warrants	13,799,988	$11.50	February 2027
Private Placement Warrants	7,520,000	11.50	February 2027
GEM Warrants	3,397,923	10.00	February 2025
2023 Notes Warrants	5,285,636	0.01	March 2025
Total	30,003,547

Public and Private Placement Warrants

On February 13, 2021, CCAC consummated the initial public offering (“IPO”) of 27,600,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option. Each Unit included one share of Class A Common Stock and one half of one warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, CCAC consummated the sale of 7,520,000 warrants (the “Private Placement Warrants”) in a private placement to CITIC Capital Acquisition LLC (the “Sponsor”). As of June 30, 2022, the Company had 13,799,988 Public Warrants that are now equity classified post Business Combination and 7,520,000 Private Placement Warrants outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The Private Placement Warrants, which the Company assumed as part of the Business Combination, are recorded as warrant liabilities.

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

Sensata Warrants

In June 2021, the Company issued warrants to purchase 2,500,000 shares of common stock of the Company in exchange for services to be provided under a Collaboration Agreement with Sensata. Upon the close of the Business Combination, the warrants were fair valued and the Company recorded $17.6 million within additional paid-in capital, with $8.8 million recorded in prepaid expenses and other current assets, and $8.8 million in other long-term assets. The warrants were subsequently exercised in May 2022 for $25 thousand in cash. The Company will recognize expense under the Collaboration Agreement as services are provided. Refer to “Note 18 – Related Party Transactions” for additional details.

(11) Stock-based Compensation Expense

2013 Equity Incentive Plan

Effective January 28, 2022, the Company increased the aggregate number of shares reserved for issuance under the 2013 Incentive Stock Plan by 1,500,000 shares.

2022 Equity Incentive Plan

In June 2021, the Board of Directors adopted the Quanergy Systems, Inc. 2022 Plan (“the 2022 Plan”), which was subsequently approved by the Company’s stockholders. The 2022 Plan became effective on February 8, 2022 and 13,590,156 shares of common stock were reserved for issuance under the 2022 Plan. The 2022 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity-based awards to employees, directors and consultants.

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

As of June 30, 2022, the Employee Stock Purchase Plan has not yet been activated. The Company is currently evaluating the timing of activation.

Option Activity

The stock option activity for the six months ended June 30, 2022 has been retrospectively adjusted to reflect the Exchange Ratio on the Legacy Quanergy stock options.

The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Options outstanding
	Number of shares	Weighted average exercise price per share	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2021	3,954,639	$6.92		$15,398
Options granted	—	—
Options exercised	(197,875)	0.30
Options cancelled	(62,402)	9.59
Options expired	—	—
Outstanding at June 30, 2022	3,694,362	$7.23	4.76	$73
Vested and exercisable - June 30, 2022	3,383,237	$6.72	4.53	$73
Vested and expected to vest - June 30, 2022	3,694,362	$7.23	4.76	$73

As of June 30, 2022, there was $2.5 million of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 0.95 years.

Restricted Stock Unit Activity

The restricted stock unit activity for the six months ended June 30, 2022 has been retrospectively adjusted to reflect the Exchange Ratio on the Legacy Quanergy restricted stock units.

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2022:

	Restricted Stock Units (“RSUs”)
	Number of shares	Weighted average grant date fair value
Outstanding as of December 31, 2021	11,302,697	$6.88
Granted	5,577,949	1.50
Vested	(7,876,591)	6.47
Forfeited or cancelled	(270,654)	6.81
Outstanding as of June 30, 2022	8,733,401	$3.81

Vesting of RSUs are subject to service and performance conditions. The Business Combination was a qualifying event that satisfied the performance condition. For the three and six months ended June 30, 2022, $4.2 million and $54.9 million, respectively, of stock-based compensation expense has been recognized on these RSUs. As of June 30, 2022, there was $29.4 million unrecognized stock-based compensation expense related to outstanding unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying condensed consolidated statements of operations for the three and six months ended June 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$154	$21	$837	$41
Research and development	1,464	455	9,141	896
Sales and marketing	1,244	230	5,842	442
General and administrative	2,389	5,019	40,992	5,927
Total stock-based compensation expense	$5,251	$5,725	$56,812	$7,306

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

The estimated fair value of the 2022 Notes embedded derivative is as follows (in thousands):

Embedded Derivative Liability
Fair value as of December 31, 2021	$172
Change in fair value	141
Fair value prior to Closing	313
Payoff of 2022 Notes	(313)
Fair value as of June 30, 2022	$—

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

The estimated fair value of the 2023 Notes embedded derivative is as follows (in thousands):

Embedded Derivative Liability
Fair value as of December 31, 2021	$26,017
Change in fair value	3,636
Fair value prior to Closing	29,653
Conversion of 2023 Notes	(29,653)
Fair value as of June 30, 2022	$—

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

The following table represents the total amount of interest expense recognized on the 2022 Notes and 2023 Notes for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$—	$2,368	$1,052	$4,123
Accretion of debt discount	—	2,830	38,757	4,687
Accretion of debt issuance costs	—	82	223	155
Total interest expense	$—	$5,280	$40,032	$8,965

(13) Leases

The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2023. The Company adopted Topic 842 as of January 1, 2022, using the modified retrospective approach.

At June 30, 2022, the operating lease ROU asset and lease liability balances were $0.1 million and $0.1 million, respectively. The ROU asset balance was recorded in other long-term assets and the lease liability was recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2022, the Company recorded operating lease costs of $0.1 million and $0.3 million, respectively, in general and administrative expense on the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company’s variable lease costs were not material.

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$178	$356

The following table presents the remaining cash flows of the Company’s operating lease liabilities as of June 30, 2022 (in thousands):

Operating Leases
2022 (remaining six months)	$129
2023	4
Total undiscounted lease payments	$133
Less: imputed interest	(2)
Total lease liabilities	$131

The following table presents the weighted average remaining lease term and interest rate as of June 30, 2022:

Operating Leases
Weighted average remaining lease term (in years)	0.2
Weighted average discount rate	8.6%

On July 28, 2022, the Company renewed the lease agreement for its corporate headquarters in Sunnyvale, CA to extend the lease for an additional one-year term. Either party may terminate the agreement at anytime by providing a six month notice.

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

Rent expense was $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2021.

(14) Income Taxes

For the three and six months ended June 30, 2022, we recorded an income tax expense of $3 thousand and $6 thousand, respectively, compared to an income tax expense of $6 thousand and $10 thousand, respectively, for the three and six months ended June 30, 2021, which was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a full valuation allowance against our U.S. deferred tax assets.

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

In the fourth quarter of 2020, the Company started engaging in discussions with the Complainant for a potential out of court settlement related to the ongoing legal proceeding discussed above, in order to avoid future significant legal expenses. The Company determined that it had incurred a liability as of December 31, 2020 and recorded an estimated potential loss for this case in the amount of $2.5 million at that time. At June 30, 2022, this amount has been increased to $2.75 million with the incremental increase recorded in general and administrative expenses on the consolidated statements of operations. The Company will continue to monitor developments on this case and record any necessary adjustments to reflect the effect of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known.

Vendor Contract Liability

In October 2017, the Company entered into an agreement with a contract manufacturer for production of various sub-assemblies and final assemblies of the Company’s M8 and S3 product lines. The contract manufacturer procures parts to fulfill the forecasted demand of the Company, holding title and risk of loss to the inventory.

The terms of the agreement specify that the Company may be liable for this inventory should it not place orders for units sufficient to consume this inventory, or in varying amounts based on the termination of the agreement at any time by either party. The contract manufacturer holds $1.7 million and $1.6 million of inventory at cost subject to this agreement as of June 30, 2022 and December 31, 2021, respectively. The Company has recorded a liability of $0.3 million within accrued expenses on the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021 for inventory at the contract manufacturer identified as excess and obsolete.

The Company is in process of transitioning its manufacturing requirements to another provider and is currently winding down its remaining obligations related to this agreement. The Company expects that all conditions to fulfill the current agreement will be substantially completed by the end of 2022.

Employee Retention Plan

The Company adopted an employee retention plan (“Retention Plan”) in 2019, which was subsequently amended and restated in April 2021. Key employees as determined by the Board of Directors are eligible to participate in the Retention Plan, and have the right to payment of a retention bonus upon the occurrence of a covered transaction, defined as a change in control, IPO or a SPAC merger transaction. The retention bonus is expected to be paid out in equal installments, at the first and second anniversary of the occurrence of the covered transaction, and the employee will have to be actively employed by the Company at the time of payment. The Business Combination qualifies as a covered transaction, and at Closing, the amount of retention bonus totaled $4.6 million. The Company may incur incremental obligations as new employees are hired and trues up its obligation on actual exits from employment. No forfeitures have been estimated, and at June 30, 2022, the retention bonus totaled $4.8 million.

The Company recognizes the expense of the retention bonus as services are received on a pro-rata basis over the passage of time from the date of Closing until expected payment dates. As of June 30, 2022, the Company has accrued $1.4 million of retention bonus expense, with $0.9 million recorded in accrued expenses and $0.5 million in other long-term liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2022, the Company recorded retention bonus expense of $0.8 million in operating expenses and $0.1 million in cost of goods sold on the condensed consolidated statements of operations. For the six months ended June 30, 2022, the Company recorded retention bonus expense of $1.3 million in operating expenses and $0.1 million in cost of goods sold on the condensed consolidated statements of operations.

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

Revenue by geographical region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$521	$125	$797	$296
Asia	388	642	1,132	791
Europe, Middle East and Africa	280	138	627	201
Total net sales	$1,189	$905	$2,556	$1,288

All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

(17) Net Loss Per Share

The unaudited basic and diluted net loss per share for the three and six months ended June 30, 2021 has been computed to give effect to the conversion of shares of Legacy Quanergy convertible preferred stock into shares of Legacy Quanergy common stock as though the conversion had occurred as of the beginning of the period.

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholder, basic and diluted	$(25,674)	$(20,467)	$(130,356)	$(35,181)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	117,864,896	67,111,977	102,868,390	65,096,986
Net loss per share attributable to common stockholder, basic and diluted	$(0.22)	$(0.30)	$(1.27)	$(0.54)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would be anti-dilutive.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would be anti-dilutive:

	As of June 30,
	2022	2021
Public warrants	13,799,988	—
Private placement warrants	7,520,000	—
GEM warrants	3,397,923	—
Stock options and RSUs issued and outstanding	12,427,763	10,168,130
Contingently returnable shares from GEM Agreement	2,677,192	—
Convertible notes	—	1,315,174
Potential common shares excluded from diluted net loss per share	39,822,866	11,483,304

(18) Related Party Transactions

Related Party Collaboration Agreement

To support the Company’s path towards automotive grade solid state LiDAR sensors, help de-risk the ramp towards high volume manufacturing, and improve the company’s marketing and distribution capabilities, the Company entered into a Strategic Partnership Agreement (“Collaborative Agreement”) with Sensata Technology, Inc (“Sensata”) on February 8, 2016. As part of the Collaborative Agreement, Sensata made a $50 million investment in the initial closing of the Company’s offering of Series B convertible preferred stock. The agreement committed both companies to engage in joint development and commercialization of the solid-state product for the transportation segment. The Company is expected to retain ultimate discretion relating to product roadmap and development, with Sensata retaining ultimate control over the manufacturing, sales and marketing decisions subject to certain terms and conditions.

On March 29, 2020, Quanergy and Sensata signed an amendment to the agreement which eliminated exclusivity for the transportation sector, reduced specific development and commercialization obligations and added flexibility to the manufacturing model.

No revenues on the February 2016 Collaborative Agreement have been recognized for the three and six months ended June 30, 2022 and 2021. In accordance with the Collaborative Agreement, the Company purchased equipment from Sensata totaling $1.0 million which is included in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2022 and 2021, depreciation expense on this equipment was not material.

On June 21, 2021, the Company entered into another collaborative arrangement with Sensata, wherein Sensata will provide consulting services with respect to areas of manufacturing, cost reduction, sourcing, and go to market strategies. In exchange for such services, the Company issued a warrant to Sensata to purchase 2.5 million shares of the Company. These warrants had a fair value of $23.3 million at December 31, 2021. On the Closing Date, these warrants were fair valued at $17.6 million. No revenues have been recognized and $0.2 million in expenses have been incurred under this collaborative arrangement for the three and six months ended June 30, 2022.

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

For the three months ended June 30, 2022 and 2021, the Company accrued interest of zero and $2.6 million, respectively, for related party debt. For the six months ended June 30, 2022 and 2021, the Company accrued interest of $1.7 million and $3.8 million, respectively, for related party debt. See “Note 12 – Borrowing Arrangements” for additional details.

Related Party Restricted Stock Units

Out of the total RSU grants in 2021, 2,963,703 were issued to two related parties with an aggregate fair value of $20.1 million. Of the total RSU grants in 2022, 1,931,950 were issued to twelve related parties with an aggregate fair value of $2.2 million. On the Closing Date, both the performance-based and service-based conditions for vesting of the RSU grants had been satisfied, therefore, $2.5 million and $22.6 million in expenses has been recognized on these awards in the three and six months ended June 30, 2022, respectively.

Related Party Private Placement Warrants

An aggregate of 6,580,000 Private Placement Warrants are held by a related party. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share.

Related Party Payable

On March 31, 2022, the Company issued 863,000 shares of common stock to reimburse a related party for merger-related expenses of $1.7 million. As of June 30, 2022, the remaining amount due to the related party was $1.1 million for merger related expenses paid by the related party on behalf of the Company.

Related Party Common Stock

As of June 30, 2022, a related party owns 6,037,500 shares of the Company wherein these shares are subject to a lock up period, which is set to end at the earlier of, (a) a year after the Closing Date or, (b) subsequent to the Closing Date, (x) if the closing price of the common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, or (y) the date the Company completes a liquidation, merger, share exchange or other similar transaction after the Business Combination, that results in all of the Company’s public shareholders having the right to exchange their shares for cash, securities or other property.

(19) Subsequent Events

Subsequent events have been evaluated through the August 12, 2022 issuance date of the financial statements and there were no events that required additional disclosures.

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

To date, we have financed our operations primarily through private placements of convertible preferred stock and issuance of convertible notes. From the date of our incorporation through June 30, 2022, we have raised, in the aggregate, net proceeds of approximately $296 million, including approximately $153 million from the issuance of convertible preferred stock, approximately $89 million from the issuance of convertible notes, approximately $44 million of net proceeds from the Business Combination and approximately $10 million from an initial draw down of the share subscription facility with Global Emerging Markets Group ("GEM"), a Luxembourg-based private alternative investment group. In the year ended December 31, 2021 and six months ended June 30, 2022, we incurred a net loss of $63.5 million and $130.4 million, respectively, and used $30.1 million and $33.3 million, respectively, in cash to fund our operations. We have an accumulated deficit of $438.0 million since our formation.

Over the last two years, key changes to our R&D and product development organizations have accelerated the pace of product releases. In the year ended December 31, 2020, we released 10 new solutions (four sensors, four software products, and two VMS integrations). In the year ended December 31, 2021, we released 10 new solutions (two sensors and eight software products). During the six months ended June 30, 2022, we released five new solutions (three sensor and two software products). We expect to continue investing in R&D and product development to further support sales growth going forward.

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

COVID-19 impact

Our financial results and operations continue to be impacted by the novel coronavirus ("COVID-19") that began during 2020. The ongoing pandemic has resulted in significant disruptions to global economies, supply chains, distribution networks, the rate of inflation and consumer behavior around the world.

We have experienced unfavorable impacts to our financial results and operations since the pandemic began primarily due to the delay of projects and slowing overall business activity, as well as, in certain cases, the inability to physically access customer sites. Despite these setbacks, we reacted quickly to help offset the negative cash flow impacts of these factors with key elements of our cash preservation plan in 2020 including employee furloughs, negotiating extended payment terms with vendors, cutting wages and reducing overall external contractor spending. We also benefited from a $2.5 million Paycheck Protection Program (“PPP”) loan from the Small Business Administration available under the CARES Act enacted for COVID-19 relief. We continue to maintain a cautious pace of spending on core operating activities and have been impacted by large transaction related expenses such as elevated legal and accounting fees and public company insurance costs since becoming a public entity.

While business conditions improved significantly year-over-year, over the last five quarters including, the three months ended June 30, 2022, broader implications of the COVID-19 pandemic were present throughout the year on our workforce, operations, supply chain and customer demand. For the remainder of 2022, we envision significant uncertainties remaining, including those related to disruptions from COVID-19, broad based supply chain shortages and geopolitical risks related to the events in the Ukraine.

Comparability of financial information

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination (as defined below).

Business combination and public company costs

On February 8, 2022 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2021, the fiscal year to which this management’s discussion and analysis of financial condition and results of operations relates, Quanergy Systems, Inc. ("Legacy Quanergy"), a Delaware corporation (f/k/a CITIC Capital Acquisition Corp. (“CCAC”)), consummated the previously announced merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated June 21, 2021, as amended on June 28, 2021, November 14, 2021 and December 26, 2021 (the “Merger Agreement”), by and among CCAC, CITIC Capital Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of CCAC (“Merger Sub”) and Legacy Quanergy. CCAC’s shareholders approved the Business Combination (the “Business Combination”) and the change of CCAC’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware (the “Domestication”) at an extraordinary general meeting of stockholders held on January 31, 2022.

On February 7, 2022, one business day prior to the Closing Date, CCAC effectuated the Domestication, pursuant to which each of CCAC’s currently issued and outstanding Class A ordinary shares and Class B ordinary shares automatically converted by operation of law, on a one-for-one basis, into shares of our common stock (“Common Stock”). Similarly, all of CCAC’s outstanding warrants became warrants to acquire shares of Common Stock, and no other changes were made to the terms of any outstanding warrants.

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

As a consequence of the Merger, we have become the successor to a Securities and Exchange Commission ("SEC") registered and listed company under the ticker “QNGY” with New York Stock Exchange, which will require us to hire additional personnel and implement ongoing procedures and processes to address public company regulatory requirements and customary practices.

Recent developments

Notice of failure to satisfy continued listing rules

On June 17, 2022, we received a written notice from the New York Stock Exchange (the “NYSE”) that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Stock was less than $1.00 per share over a period of 30 consecutive trading days. On July 25th, 2022, we received a written notice from the NYSE that we are no longer in compliance with the continued listing standards set forth in Rule 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported shareholders’ equity was less than $50 million.

The notices have no immediate impact on the listing of our Common Stock, which will continue to be listed and traded on the NYSE during applicable cure periods, and do not result in a default under the Company’s material debt or other agreements. To address this issue, we intend to monitor the trading price of our listed securities and take steps to increase the value of our shares through implementation of our business strategy, and are considering all available options to regain compliance with the NYSE’s continued listing standards. See “ Risk Factors— Risks Related to Investing in Our Securities—Our failure to meet the continued listing requirements of NYSE could result in a delisting of our securities” for additional information.

Factors affecting our performance

Pricing, product costs and margins

Our pricing and margins will depend on the volumes and the features as well as specific market applications of the solutions we provide to our customers. To date, most of our revenue has been generated from flow management solutions which entail M Series sensors paired with our Qortex software for Smart City, Smart Spaces and Security applications. As we expand further into the industrial market, we expect prices to generally decrease as these products are adopted into higher volume programs with higher price sensitivity and in many cases less complex performance requirements. This downward trend in Average Selling Prices is expected to continue over time as we incorporate orders from the transportation market where cost pressures can be significant. As an offset to these pressures, we expected to benefit from improved fixed cost absorption as revenues scale and we are able to amortize fixed costs among more units, and improved variable costs from scale and redesign opportunities. Through both of these we expect to be able to keep costs down ahead of potential future price decreases which is accretive to margins. Our ability to compete in key markets will depend on the success of our efforts to efficiently and reliably produce cost-effective smart vision solutions for our commercial-stage customers. We anticipate that our process will vary by market and application due to market-specific product and commercial requirements, supply and demand dynamics and product lifecycles.

Commercialization of LiDAR based applications

We believe the LiDAR market today represents a sizable opportunity, and we see significant growth in the total addressable market across multiple end markets. We also believe we are well-positioned to take advantage of this opportunity, with strong customer relationships and differentiated products that give us opportunities across many different use cases. With that said, we expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly basis for the foreseeable future as our results are significantly impacted by the timing of individual projects, customer adoption, and overall sales cycles within each vertical. As more customers reach the commercialization phase and as the market for LiDAR solutions matures, these fluctuations in our operating results may become less pronounced. However, in the near term, our revenue may not grow as we expect until more customers commercialize their products.

End market concentration

Until now, the majority of our revenue has come from flow management applications which make up 73% and 74% of our revenue for the three and six months ended June 30, 2022, respectively, with the balance of revenues being from various other sources. This is because we have had these solutions in market for some time and have been able to digest customer feedback and improve the products to optimize their performance for these use cases. We believe our entry into new markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand the end markets we serve, we anticipate that sales to a limited number of end markets will continue to account for a significant portion of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the markets in which we compete. Success in an end market, or commercialization, is uncertain and may develop differently in each case, with unique pricing, volume, and cost dynamics. Additionally, as production scales in order to meet the demands of commercialization, pricing pressure typically increases, and the amount of that pressure is expected to vary by market.

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

Market trends and uncertainties

We believe our business prospects are supported by favorable market trends that are likely to support growth in the LiDAR market over the next several years. We see the largest near-term growth opportunities coming from the Internet of Things ("IoT") markets which encompass flow management and the industrial market. In the shorter term we see the largest pipeline of opportunities at Quanergy coming from flow management solutions driven by increased demand from smart city, smart spaces, and security applications for managing human and vehicle movements in densely populated environments. We also expect a rapidly increasing opportunity from the industrial market driven by increasing levels of automation for manufacturing, material handling and logistics. We believe that the transportation market represents a significant opportunity over time as auto original equipment manufacturers' ("OEMs") shift from driver assist systems to increasing levels of automation, responding to consumer demands for increased safety and convenience. While the technology for significant automation at low volumes exists today, we believe high volume production of highly automated vehicles with LiDAR sensors is several years away as systems still need to see improvements in cost and performance. Our expectation is that some large volume LiDAR based programs will start to see deployment mid-decade with significant industry growth thereafter.

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

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We define adjusted EBITDA as net loss before depreciation and amortization, provision for income taxes, interest expense (net), non-cash gain or loss on debt transactions, certain non-recurring gains and losses and any extraordinary, unusual or non-recurring charges, expenses or losses, restructuring costs, stock-based compensation and change in fair value of derivative instruments.

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

The following table reconciles net loss to adjusted EBITDA for the three and six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Adjusted EBITDA
Net loss	$(25,674)	$(20,467)	$(130,356)	$(35,181)
Stock-based compensation expense	5,251	5,725	56,812	7,306
Depreciation and amortization	244	239	472	490
Interest expense	25	5,279	40,071	8,964
Interest income	(15)	(2)	(17)	(3)
Change in fair value of derivatives	7,645	5,182	9,982	7,499
Gain on forgiveness of debt	—	(2,515)	—	(2,515)
Income tax provision	3	6	6	10
Adjusted EBITDA	$(12,521)	$(6,553)	$(23,030)	$(13,430)

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

Basis of presentation

Quanergy currently conducts its business through a single operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. See “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” and “Note 16—Segment Information and Geographic Information” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on basis of presentation and operating segment, respectively.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits and stock-based compensation expenses.

Our full-time employee headcount within the sales and marketing, research and development and general and administrative departments combined increased by 4 and 9, respectively, in the three and six months ended June 30, 2022, with the leading growth in the sales and marketing function. We expect to continue to hire new employees within these departments to support our growth. The timing of these additional hires could materially affect our operating expenses in any particular period.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses associated with our general and administrative organization, professional fees for legal, accounting, other consulting services, as well as an allocated portion of facility and IT costs and depreciation. We expect to incur additional general and administrative expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses (including directors’ and officers’ insurance), investor relations activities and other administrative and professional services. We also expect to increase the size of the general and administrative function to support the growth of our business. However, we anticipate selling, general, and administrative expenses to decrease as a percentage of revenue over the long term.

Other Income (Expense)

Other income (expense) consists mainly of interest income, interest expense and other expenses. We receive interest income from our cash and cash equivalents investments in money market funds. Interest expense relates to interest on issuance of convertible notes and amortization of debt discount and issuance costs. Other expense includes periodic adjustments to derivative instruments at each balance sheet date and the change in fair value of warrant liabilities.

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

Results of Operations

Comparisons for the three months ended June 30, 2022 and 2021

The following table sets forth our condensed results of operations data for the periods presented:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net sales	$1,189	$905	$284	31%
Cost of goods sold(1)	2,453	760	1,693	223%
Gross profit (loss)	(1,264)	145	(1,409)	-969%
Research and development(1)	6,441	3,740	2,701	72%
Sales and marketing(1)	4,092	2,223	1,869	84%
General and administrative(1)	6,219	6,699	(480)	-7%
Operating expenses	16,752	12,662	4,090	32%
Operating loss	(18,016)	(12,517)	(5,499)	44%
Other income (expense):
Interest income (expense), net	(10)	(5,277)	5,267	-100%
Other income (expense), net	(7,645)	(2,667)	(4,978)	187%
Loss before income taxes	(25,671)	(20,461)	(5,210)	25%
Provision for income taxes	(3)	(6)	3	-50%
Net loss	$(25,674)	$(20,467)	$(5,207)	25%

(1) Includes stock-based compensation expense (unaudited) as follows, in thousands:

	Three Months Ended June 30,
	2022	2021
Cost of goods sold	$154	$21
Research and development	1,464	455
Sales and marketing	1,244	230
General and administrative	2,389	5,019
	$5,251	$5,725

Our stock-based compensation expense is primarily related to our stock options, restricted stock units, and restricted stock awards for all periods presented. For the three months ended June 30, 2022, $4.2 million of compensation expense related to restricted stock units (“RSUs”) has been recognized as the performance vesting condition has been satisfied on the closing of a merger of the Company with a special purpose acquisition company.

Considering that our operating expenses are significantly higher than reported revenue for the periods presented, presenting the unaudited consolidated statement of operations data as a percentage of revenue would not be meaningful, and hence it has been omitted.

Net Sales

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net Sales	$1,189	$905	$284	31%

Net sales by geographic location

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Americas	$521	$125	396	317%
Asia	388	642	(254)	-40%
Europe, Middle East and Africa	280	138	142	103%
Total net sales	$1,189	$905	284	31%

Net sales increased by $0.3 million in the three months ended June 30, 2022 compared to the same period in 2021. This increase is the result of increased customer orders along-side of general economic activity supported by maturing channel partnerships which helped drive an increase in M series LiDAR Sensor revenue. Security and Smart Spaces customers have been the largest drivers of this improvement. We also continued to see easing in the impact of COVID-19 on business conditions relative to the three months ended June 30, 2021.

Cost of Goods Sold and Gross Margin

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Cost of goods sold	$2,453	$760	$1,693	223%
Gross margin	(1,264)	145	(1,409)	-969%
Gross margin %	-106%	16%

Cost of goods sold increased by $1.7 million in the three months ended June 30, 2022 compared to the same period in 2021, while gross profit decreased by $1.4 million during the same period. The increase in cost of goods sold and resultant decrease in gross margin was mainly attributable to a $1.0 million inventory purchase price adjustment and a $0.4 million increase in labor costs required to service future growth with hiring in anticipation of increased demand. The remaining increase was due to a $0.1 million increase in materials costs, a $0.1 million increase in stock-based compensation and a $0.1 million increase in services.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Research and development	$6,441	$3,740	$2,701	72%
Sales and marketing	4,092	2,223	1,869	84%
General and administrative	6,219	6,699	(480)	-7%
	$16,752	$12,662	$4,090	32%

Research and Development Expenses

Research and development expenses increased by $2.7 million in the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $1.1 million increase in personnel and related fringe costs resulting from increased headcount, which includes a $0.4 million increase due to retention bonuses, and a $1.0 million increase in stock-based compensation, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $0.5 million increase in manufacturing overhead and materials and a $0.1 million increase in services.

Sales and Marketing

Sales and marketing expense increased by $1.9 million in the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $1.0 million increase in stock-based compensation, a $0.3 million increase in personnel and related fringe costs resulting from increased headcount, a $0.3 million increase in commission expense on increased sales, a $0.2 million increase in travel and marketing related expenses and a $0.1 million increase in services.

General and Administrative Expense

General and administrative expense decreased by $0.5 million in the three months ended June 30, 2022 compared to the same period in 2021. The net decrease was primarily attributable to a $2.6 million decrease in stock-based compensation costs related to restricted stock awards, partially offset by a $1.1 million increase in insurance costs as a result of the Business Combination, a $0.5 million increase in personnel and related fringe costs, a $0.2 million increase in legal and consulting fees as a result of the Business Combination, a $0.2 million increase in a settlement liability and a $0.1 increase in services.

Interest Expense, Net and Other Income (Expense), Net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Interest expense, net	$(10)	$(5,277)	$5,267	-100%
Other income (expense), net	$(7,645)	$(2,667)	$(4,978)	187%

Interest expense, net decreased $5.3 million in the three months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily attributed to the extinguishment of debt at closing of the Business Combination.

Other income (expense), net increased $5.0 million in the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributed to an $8.9 million loss related to the change in fair value of a share-settled forward. The remaining increase consisted of a $2.5 million increase related to a gain on the forgiveness of a PPP loan in 2021, offset by a $6.4 million decrease related to changes in fair values of the Company's derivative liabilities.

Income Taxes

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Loss before income taxes	$(25,671)	$(20,461)	$(5,210)	25%
Provision for income taxes	$(3)	$(6)	$3	-50%

We are subject to income taxes in the United States, China, Japan, UK, Germany and Canada. The change in the provision for income taxes during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was immaterial.

Comparisons for the six months ended June 30, 2022 and 2021

The following table sets forth our condensed results of operations data for the periods presented:

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net sales	$2,556	$1,288	$1,268	98%
Cost of goods sold(1)	4,306	1,257	3,049	243%
Gross profit (loss)	(1,750)	31	(1,781)	-5668%
Research and development(1)	19,265	8,097	11,168	138%
Sales and marketing(1)	11,288	3,968	7,320	184%
General and administrative(1)	48,011	9,192	38,819	422%
Operating expenses	78,564	21,257	57,307	270%
Operating loss	(80,314)	(21,226)	(59,088)	278%
Other income (expense):
Interest income (expense), net	(40,054)	(8,961)	(31,093)	347%
Other income (expense), net	(9,982)	(4,984)	(4,998)	100%
Loss before income taxes	(130,350)	(35,171)	(95,179)	271%
Provision for income taxes	(6)	(10)	4	-40%
Net loss	$(130,356)	$(35,181)	$(95,175)	271%

(1) Includes stock-based compensation expense (unaudited) as follows, in thousands:

	Six Months Ended June 30,
	2022	2021
Cost of goods sold	$837	$41
Research and development	9,141	896
Sales and marketing	5,842	442
General and administrative	40,992	5,927
	$56,812	$7,306

Our stock-based compensation expense is primarily related to our stock options, restricted stock units, and restricted stock awards for all periods presented. For the six months ended June 30, 2022, $54.9 million of compensation expense related to RSUs has been recognized as the performance vesting condition has been satisfied on the closing of a merger of the Company with a special purpose acquisition company.

Net Sales

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net Sales	$2,556	$1,288	$1,268	98%

Net sales by geographic location

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Americas	$797	$296	501	169%
Asia	1,132	791	341	43%
Europe, Middle East and Africa	627	201	426	212%
Total net sales	$2,556	$1,288	1,268	98%

Net sales increased by $1.3 million in the six months ended June 30, 2022 compared to the same period in 2021. This increase is the result of increased customer orders supported by general economic activity and a more mature set of channel partner relationships which helped support an increase in M series LiDAR Sensor revenue. Security and Smart Spaces customers have remained the largest drivers of this improvement. We also saw some easing in the impact of COVID-19 on business conditions relative to the same period last year.

Cost of Goods Sold and Gross Margin

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Cost of goods sold	$4,306	$1,257	$3,049	243%
Gross margin	(1,750)	31	(1,781)	-5668%
Gross margin %	-68%	2%

Cost of goods sold increased by $3.0 million in the six months ended June 30, 2022 compared to the same period in 2021, while gross profit decreased by $1.8 million during the same period. The increase in cost of goods sold and the resultant decrease in gross margin was mainly attributable to a $1.0 million inventory purchase price adjustment, a $0.8 million increase in stock-based compensation, a $0.7 million increase in labor costs required to service future growth with hiring in anticipation of increased demand and a $0.5 million increase in materials cost.

Operating Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Research and development	$19,265	$8,097	$11,168	138%
Sales and marketing	11,288	3,968	7,320	184%
General and administrative	48,011	9,192	38,819	422%
	$78,564	$21,257	$57,307	270%

Research and Development Expenses

Research and development expenses increased by $11.2 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $8.2 million increase in stock-based compensation, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $2.2 million increase in personnel and related fringe costs resulting from increased headcount, a $0.5 million increase in material and tools supplies costs and a $0.3 million increase in services.

Sales and Marketing

Sales and marketing expense increased by $7.3 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $5.4 million increase in stock-based compensation, with the remaining increase due to a $0.7 million increase in personnel and related fringe costs resulting from increased headcount, a $0.6 million increase in tradeshow and marketing costs resulting from increased business activity, a $0.4 million increase in commission costs on increased sales and a $0.2 million increase in services.

General and Administrative Expense

General and administrative expense increased by $38.8 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to an increase of $35.1 million in stock-based compensation costs, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $2.1 million increase in insurance costs as a result of the Business Combination, a $0.9 million increase in personnel and related fringe costs, a $0.5 million increase in services and a $0.2 million increase in a settlement liability.

Interest Expense, Net and Other Income (Expense), Net

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Interest expense, net	$(40,054)	$(8,961)	$(31,093)	347%
Other income (expense), net	$(9,982)	$(4,984)	$(4,998)	100%

Interest expense, net increased $31.1 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributed to $36.7 million of interest expense recognized on the conversion of the 2023 Notes (as defined below) to equity at closing of the Business Combination, partially offset by a $5.6 million decrease related to the extinguishment of debt in 2022.

Other income (expense), net increased $5.0 million in the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributed to an $8.9 million loss related to the change in fair value of a share-settled forward. The remaining increase consisted of a $2.5 million increase related to a gain on the forgiveness of a PPP loan in 2021, offset by a $6.4 million decrease related to changes in fair value of derivative liabilities.

Income Taxes

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Loss before income taxes	$(130,350)	$(35,171)	$(95,179)	271%
Provision for income taxes	$(6)	$(10)	$4	-40%

We are subject to income taxes in the United States, China, Japan, UK, Germany and Canada. The change in the provision for income taxes during the six months ended June 30, 2022, as compared to six months ended June 30, 2021, was immaterial.

Liquidity and Capital Resources

Since Legacy Quanergy’s inception, it has financed operations primarily through the sale of shares of common stock, preferred stock, and convertible notes.

As a result, we have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $438.0 million as of June 30, 2022. We expect to continue to incur operating losses for at least the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.

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

As of June 30, 2022, we had $18.7 million of cash and cash equivalents. Further, we completed the Business Combination on February 8, 2022, and effectively settled our outstanding debt balance of $106 million, thereby providing us with additional future financial flexibility. The Business Combination also gives the Company access to $125 million from a previously announced share subscription facility from GEM. On May 25, 2022, we received $9.9 million in cash under the subscription facility in exchange for ultimate settlement of 25.1 million shares of Common Stock. Our long-term capital requirements will depend on many factors including timing and extent of spending to support research and development efforts as well as general and administrative activities for the business. We may in the future enter into arrangements to acquire or invest in related products, technologies, software and services, and we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us. As of June 30, 2022, there were future minimum lease payments of $0.1 million.

The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Six Months Ended June 30,
	2022	2021
	($ In thousands)
Net cash provided by (used in)
Operating activities	$(33,329)	$(14,466)
Investing activities	(431)	(5)
Financing activities	26,391	48,679
Effect of exchange rate changes	(18)	(6)
	$(7,387)	$34,202

Operating Activities

For the six months ended June 30, 2022, operating activities used $33.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $130.4 million, offset by our non-cash charges of $109.1 million, primarily consisting of stock-based compensation of $56.8 million, non-cash interest expense of $40.1 million, non-cash expense of $10.0 million related to changes in derivative fair values, non-cash bonus expense of $1.4 million, depreciation and amortization of $0.5 million and $0.3 million of non-cash lease expense. In the six months ended June 30, 2022, we also paid $9.3 million of interest in cash on the 2022 Notes. The net cash used from changes in our operating assets and liabilities was $2.7 million. This amount consists of $4.9 million of cash used from changes primarily in our operating assets, due to a $2.3 million increase in inventory, a $1.9 million increase in prepaid expenses and other current assets, a $0.4 million decrease in other current liabilities, a $0.2 million increase in accounts receivable and a $0.1 million decrease in accrued expenses, offset by cash provided from changes in our operating liabilities consisting of a $1.8 million increase in accounts payable, a $.3 million increase in accrued settlement liabilities and a $0.1 million increase in other long term liabilities.

For the six months ended June 30, 2021, operating activities used $14.5 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $35.2 million, offset by our non-cash charges of approximately $21.4 million primarily consisting of stock-based compensation of $7.3 million, non-cash interest expense of $8.7 million, change in fair value of derivative liabilities of $7.5 million, a $2.5 million gain on the extinguishment of debt and depreciation and amortization of $0.5 million. The net cash used from changes in our operating assets and liabilities was $0.7 million. This amount consists of $2.3 million of cash used from changes in our operating assets and liabilities of $2.3 million which primarily consists of a $1.8 million increase in other long-term assets, a $0.3 million decrease in other long term liabilities and a $0.2 million decrease in accrued expenses, offset by $1.5 million of cash provided from changes in our operating assets and liabilities, primarily due to a $0.6 million increase in accounts payable, a $0.4 million decrease in inventory, a $0.3 million decrease in accounts receivable and $0.2 million decrease in prepaid expenses,

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $0.4 million and consisted of purchases of machinery and equipment for use in manufacturing operations. Net cash used in investing activities for the six months ended June 30, 2021 was immaterial.

Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was $26.4 million, primarily consisting of net proceeds from the Business Combination and sale of the PIPE Shares of $50.4 million, $9.9 million in proceeds from the draw down of the GEM Agreement and $0.1 million in proceeds from the exercise of warrants and options, offset by the repayment of the 2022 Notes of $25.8 million and payment of offering costs of $8.2 million.

During the six months ended June 30, 2021, cash provided by financing activities was $48.7 million, consisting of net proceeds from the issuance of convertible notes of $48.6 million and proceeds of $74 thousand from exercises of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2022, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

See “Part I, Item 1, Note 2 – Summary of Significant Accounting Policies” and “Note 13 – Leases” included in this Quarterly Report on Form 10-Q for a discussion of a recently adopted accounting pronouncement that affects our accounting for lease obligations. During the six months ended June 30, 2022, there have been no other material changes to our critical accounting policies from the ones described under the section Critical Accounting Policies and Estimates of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements filed as Exhibit 99.2 and Exhibit 99.1, respectively, to the Company’s Form 8-K/A filed with the SEC on March 31, 2022.

Recent Accounting Pronouncements

See “Note 1 – Recently Adopted Accounting Pronouncements” in our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Additional risks and uncertainties that we are unaware of may also become important factors that affect us.

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
•
Our products incorporate key components, including computer chips, from sole source suppliers and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, or if there are interruptions in our, or our contract manufacturers’ relationships with these third-party suppliers, we will not be able to deliver our products to our distributors and customers which would adversely impact our business.
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
•
We may issue additional shares of Common Stock, including under the GEM Agreement (as defined herein), the GEM Warrant (as defined herein), the Company's 2022 Equity Incentive Plan and the Company's 2022 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Risks Related to Our Industry and Business

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We have experienced net losses in each year since our inception. In the years ended December 31, 2021 and 2020 and the six months ended June 30, 2021, Legacy Quanergy incurred net losses of $(63.5) million, $(35.8) million and $(35.2) million, respectively. In the six months ended June 30, 2022, we incurred net losses of $(130.4) million. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We expect these losses to continue for at least the next several years as we expand our product offering and continue to scale our commercial operations and research and development program. As of June 30, 2022, we had an accumulated deficit of $(438.0) million. Even if we are able to increase sales of our products, there can be no assurance that we will ever be profitable.

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

We will require additional capital to meet our financial obligations and support planned business growth, and this capital might not be available on acceptable terms or at all.*

Historically, we have funded our operations since inception primarily through equity, and equity-linked notes. We intend to continue to make significant investments to support planned business growth and will require additional funds to respond to business challenges, including the need to develop new sensing products and technology, maintain adequate levels of inventory to support demand requirements of our distributors and customers, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we will need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing we secure, the debt holders would have rights senior to the holders of our Common Stock to make claims on our assets, and the terms could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we were to violate the restrictive covenants, we could incur penalties, increased expenses and an acceleration of the payment terms of our outstanding debt, which could in turn harm our business.

Because our decision to issue securities or raise financing in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. In addition, our ability to raise capital under the Share Purchase Agreement, dated December 12, 2021 and entered into by CCAC, GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd. for the Company’s liquidity needs post Business Combination (the “GEM Agreement”) is limited by trading volume and our aggregate market capitalization, each of which may inhibit our ability to maximize that facility in the near term. Our stockholders bear the risk of future issuances reducing the value of our Common Stock and diluting their interests. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

One of the challenges inherent in developing hardware is long development times. Our products have lengthy design, test & validation and production cycles that can require multiple iterations. There can be no guarantee that by the time a product comes to market it will have the right performance, specifications and cost to address the use cases it was originally designed for. Conversely, even if the characteristics of the product are correct for its original purpose, there is the additional risk that the needs of the market may have evolved and changed requiring further alterations to the product or a different solution which could significantly impact demand for our products. The S3 program was developed with automotive requirements in mind encompassing factors such as range, resolution, horizontal and vertical field of view, and of course cost and reliability. There can be no assurance that our devices will meet customer requirements for all of these specifications or that they will outperform products developed by our competitors. Additionally, as discussed in the risk factor above, given the significant development time required with multiple iterations of customized silicon, it is possible OEMs requirements may shift away from the product requirements that our LiDAR sensors were originally designed for. Such an outcome would materially impact our revenue plans particularly in future years where the contribution from automotive is expected to be most meaningful.

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

Our products incorporate key components, including computer chips, from sole source suppliers and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, or if there are interruptions in our, or our contract manufacturers’, relationships with these third-party suppliers, we will not be able to deliver our products to our distributors and customers which would adversely impact our business.*

We depend on sole source suppliers for key components in our products. These sole source suppliers could be constrained by fabrication capacity issues or material supply issues, stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. In many cases, we do not have long-term supply agreements with these suppliers. Instead, our contract manufacturers typically purchase the components required to manufacture our products on a purchase order basis. As a result, most of these suppliers can stop selling to us at any time, requiring us to find another source, or can raise their prices, which could impact our gross margins. Any such interruption or delay may force us to seek similar components from alternative sources, which may not be available.

Our reliance on sole source suppliers involves a number of additional risks, including risks related to:

•
supplier capacity constraints;
•
price increases;
•
timely delivery;
•
component quality; and
•
delays in, or the inability to execute on, a supplier roadmap for components and technologies.

We have a global supply chain and the COVID-19 pandemic, Russia’s aggression in Ukraine and other macroeconomic factors that may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced, and may in the future experience, component shortages and price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any parts or components, or the inability to obtain parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results.

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

Our failure to meet the continued listing requirements of NYSE could result in a delisting of our securities.*

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

On June 17, 2022, we received a written notice from the NYSE that the average closing price of our Common Stock, had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing price per share required to maintain continued listing on the NYSE under Section 802.01C.

We notified the NYSE of our intent to cure the Share Price Deficiency and return to compliance with the NYSE’s continued listing requirements. We can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period, the Common Stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.

In addition, on July 25, 2022, we received written notification from the NYSE that we no longer satisfy the continued listing compliance standards set forth under Section 802.01B because our average global market capitalization was less than $50,000,000 over a consecutive 30 trading-day period that ended on July 22, 2022 and, at the same time, our last reported stockholders’ equity was less than $50,000,000.

Under NYSE procedures, we have 45 days from our receipt of the Market Cap Notice to submit the Plan to the NYSE demonstrating how we intend to regain compliance with the NYSE’s continued listing standards within 18 months. Under NYSE rules, our Common Stock will continue to be listed on the NYSE during the 18-month cure period, subject to our compliance with other continued listing requirements.

If we fail to regain compliance with Sections 802.01B or Section 802.01C during the cure period or if we fail to meet material aspects of the Plan, the NYSE may commence suspension and delisting procedures.

A delisting of our Common Stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our Common Stock and thus (i) reduce the number of investors willing to hold or acquire our Common Stock, which would negatively impact our ability to access equity markets and obtain financing, and (ii) impair our ability to provide equity incentives to our employees.

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

We may issue additional shares of Common Stock, including under the GEM Agreement, the GEM Warrant, the Company's 2022 Equity Incentive Plan and the Company's 2022 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.

We may issue a substantial number of shares of Common Stock, including under the GEM Agreement, the warrant to purchase common stock of the Company exercisable for up to 2.5% of the outstanding common stock of the Company on a fully diluted basis as of the Closing for a period of three years (the "GEM Warrant"), the Company's 2022 Equity Incentive Plan and the Company's 2022 Employee Stock Purchase Plan, or preferred stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Description	Schedule/Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Quanergy Systems, Inc.	8-K	001-39222	3.1	February 14, 2022

3.2	Bylaws of Quanergy Systems, Inc.	8-K	001-39222	3.2	February 14, 2022

10.1+	Offer letter by and between Quanergy Systems, Inc. and Jerry Allison dated July 31, 2021.

10.2+	Offer letter by and between Quanergy Systems, Inc. and Kevin Amiri dated November 09, 2021.

10.3+	Offer letter by and between Quanergy Systems, Inc. and Lori S Sundberg dated June 06, 2022.

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

QUANERGY SYSTEMS, INC.

Date: August 12, 2022	By:	/s/ Kevin J. Kennedy
		Name:	Kevin J. Kennedy
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Patrick Archambault
		Name:	Patrick Archambault
		Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)