Form 10-Q
period 2022-09-30
Quanergy Systems, Inc.
filed 2022-11-14
CIK 1794621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-39222

QUANERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0535845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Lakeside Drive Sunnyvale, California	94085
(Address of Principal Executive Offices)	(Zip Code)

(408) 245-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	QNGY	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $230.00 per share	QNGY WS	New York Stock Exchange

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

As of November 10, 2022, there were 16,164,406 shares of the registrant’s common stock outstanding.

QUANERGY SYSTEMS, INC.

i

Part I—Financial Information

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Quanergy Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,064	$26,106
Restricted cash	70	70
Accounts receivable, net of allowance for doubtful accounts of $224 at September 30, 2022 and December 31, 2021	2,700	645
Inventory	5,593	3,242
Prepaid expenses and other current assets (includes related party assets of $8,801 at September 30, 2022)	10,709	1,138
Total current assets	26,136	31,201
Property and equipment, net	1,664	1,908
Other long-term assets (includes related party assets of $8,557 at September 30, 2022)	12,575	3,539
Total assets	$40,375	$36,648
Liabilities and stockholders’ equity / (deficit)
Current liabilities
Accounts payable	$5,556	$2,375
Accrued expenses	4,153	2,435
Accrued settlement liability	2,750	2,500
Other current liabilities	5,793	737
Short-term debt	—	34,311
Related party payable	1,070	—
Total current liabilities	19,322	42,358
Long-term debt	—	16,153
Long-term debt - related party	—	16,670
Derivative liability	241	26,017
Other long-term liabilities	9,335	803
Total liabilities	28,898	102,001
Commitments and contingencies
Stockholders’ equity / (deficit):
Common stock, $0.0001 par value. 300,000,000 and 4,003,595 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 7,077,402 and 2,850,876 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	1	—
Additional paid-in capital	467,185	242,305
Accumulated other comprehensive loss	(104)	(61)
Accumulated deficit	(455,605)	(307,597)
Total stockholders’ equity / (deficit)	11,477	(65,353)
Total liabilities and stockholders’ equity / (deficit)	$40,375	$36,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,324	$1,137	$4,880	$2,425
Cost of goods sold	2,491	988	6,797	2,245
Gross profit (loss)	(167)	149	(1,917)	180
Operating expenses:
Research and development	6,504	3,953	25,769	12,050
Sales and marketing	3,738	1,913	15,026	5,881
General and administrative	6,839	3,950	54,850	13,142
Operating expenses	17,081	9,816	95,645	31,073
Loss from operations	(17,248)	(9,667)	(97,562)	(30,893)
Other income (expense):
Interest income (expense), net	34	(5,911)	(40,020)	(14,872)
Other expense, net	(438)	(3,416)	(10,420)	(8,400)
Loss before income taxes	(17,652)	(18,994)	(148,002)	(54,165)
Income tax provision	—	(5)	(6)	(15)
Net loss	$(17,652)	$(18,999)	$(148,008)	$(54,180)
Net loss attributable per share to common stockholders, basic and diluted	$(2.59)	$(5.49)	$(25.55)	$(16.32)
Weighted-average shares used to compute net loss attributable per share to common stockholders, basic and diluted	6,824,212	3,463,403	5,793,554	3,320,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(17,652)	$(18,999)	$(148,008)	$(54,180)
Other comprehensive loss (net of tax):
Foreign currency translation loss	(25)	(6)	(43)	(12)
Comprehensive loss	$(17,677)	$(19,005)	$(148,051)	$(54,192)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Stockholder’s Equity / (Deficit)

(in thousands, except number of shares) (unaudited)

	Convertible		Common
	Preferred Stock		Stock				Accumulated	Total
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Stockholders’ Equity (Deficit)
December 31, 2021 (as previously reported)	7,695,112	$152,978	250,898	$—	$89,327	$(307,597)	$(61)	$(218,331)
Retroactive application of recapitalization (Note 2)	(7,695,112)	(152,978)	2,599,978	—	152,978	—	—	152,978
Balance at December 31, 2021, as adjusted (Note 2)	—	—	2,850,876	—	242,305	(307,597)	(61)	(65,353)
Conversion of 2023 Notes into common stock	—	—	723,223	—	101,978	—	—	101,978
Issuance of common stock upon the reverse capitalization, net of offering costs	—	—	411,610	—	(9,150)	—	—	(9,150)
Offering cost in connection with Business Combination and PIPE financing	—	—	—	—	(12,450)	—	—	(12,450)
Issuance of PIPE shares	—	—	184,750	—	36,950	—	—	36,950
Subsequent issuance of shares for offering costs incurred in connection with Business Combination and PIPE financing	—	—	240,182	—	9,531	—	—	9,531
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	358,776	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	17,602	—	—	17,602
Stock-based compensation	—	—	—	—	51,561	—	—	51,561
Shares issued upon exercise of options	—	—	9,892	—	58	—	—	58
Shares issued upon exercise of common stock warrants	—	—	145,379	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(104,682)	—	(104,682)
Balance at March 31, 2022	—	$—	4,924,688	$—	$438,414	$(412,279)	$(72)	$26,063
Issuance of common stock upon vesting of RSUs	—	—	34,961	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,006	—	—	5,006
Shares issued upon draw down of GEM agreement	—	—	1,314,159	1	19,378	—	—	19,379
Shares issued upon exercise of common stock warrants	—	—	206,610	—	41	—	—	41
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)
Net loss	—	—	—	—	—	(25,674)	—	(25,674)
Balance at June 30, 2022	—	$—	6,480,418	$1	$462,839	$(437,953)	$(79)	$24,808
Issuance of common stock upon vesting of RSUs	—	—	43,369	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,708	—	—	4,708
Shares issued upon exercise of options	—	—	4,849	—	15	—	—	15
Shares issued to GEM in exchange for funding	—	—	600,000	—	—	—	—	—
Shares returned to Quanergy on settlement of GEM funding	—	—	(56,729)	—	(377)	—	—	(377)
Shares issued upon exercise of common stock warrants	—	—	5,495	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(17,652)	—	(17,652)
Balance at September 30, 2022	—	$—	7,077,402	$1	$467,185	$(455,605)	$(104)	$11,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Stockholder’s Equity / (Deficit)

(in thousands, except number of shares)

(unaudited)

	Convertible		Common				Accumulated
	Preferred Stock		Stock				Other	Total
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit
Balance at December 31, 2020 (as previously reported)	7,695,112	$152,978	234,785	$—	$55,310	$(244,053)	$(61)	$(188,804)
Retroactive application of recapitalization (Note 2)	(7,695,112)	(152,978)	2,553,566	—	152,978	—	—	152,978
Balance at December 31, 2020, as adjusted (Note 2)	—	—	2,788,351	—	208,288	(244,053)	(61)	(35,826)
Shares issued upon exercise of options	—	—	3,878	—	74	—	—	74
Issuance of common stock warrants	—	—	—	—	21,971	—	—	21,971
Issuance of Restricted Stock Awards (“RSAs”)	—	—	58,199	—	563	—	—	563
Stock-based compensation	—	—	—	—	1,017	—	—	1,017
Other comprehensive gain	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(14,714)	—	(14,714)
Balance at March 31, 2021	—	$—	2,850,428	$—	$231,913	$(258,767)	$(56)	$(26,910)
Vesting of RSAs	—	—		—	4,659	—	—	4,659
Stock-based compensation	—	—	—	—	1,065	—	—	1,065
Other comprehensive gain	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(20,467)	—	(20,467)
Balance at June 30, 2021	—	$—	2,850,428	$—	$237,637	$(279,234)	$(67)	$(41,664)
Exercise of common stock warrants	—	$—	448	$—	$—	$—	$—	—
Vesting of RSAs	—	—	—	—	2,356	—	—	2,356
Stock-based compensation	—	—	—	—	994	—	—	994
Other comprehensive gain	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	(18,999)	—	(18,999)
Balance at September 30, 2021	—	$—	2,850,876	$—	$240,987	$(298,233)	$(73)	$(57,319)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quanergy Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(148,008)	$(54,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,520	10,654
Non-cash interest expense	40,071	14,641
Change in fair value of derivative liabilities	771	10,916
Change in fair value of share-settled forward asset	9,649	—
Non-cash bonus expense	2,310	—
Depreciation and amortization	697	720
Non-cash lease expense	446	—
Paid-in-kind interest and accrued interest on repayment of 2022 Notes	(9,341)	—
Gain on extinguishment of debt	—	(2,515)
Other	—	(69)
Changes in operating assets and liabilities:
Accounts receivable	(2,055)	(80)
Inventory	(2,351)	958
Prepaid expenses and other current assets	(769)	123
Other long-term assets	(461)	(2,717)
Accounts payable	2,916	192
Accrued expenses	(22)	(290)
Accrued settlement liability	250	—
Other current liabilities	(661)	(41)
Other long-term liabilities	87	(360)
Net cash used in operating activities	(44,951)	(22,048)
Cash flows from investing activities
Purchases of property and equipment	(454)	(18)
Net cash used in investing activities	(454)	(18)
Cash flows from financing activities
Related party proceeds from PIPE financing	36,950	—
Proceeds from Business Combination and PIPE financing	13,414	—
Proceeds from draw down on GEM Agreement	9,900	—
Payments of offering costs	(8,188)	—
Repayment of 2022 Notes	(25,813)	—
Proceeds from exercise of stock options	73	74
Proceeds from exercise of common stock warrants	70	—
Proceeds from issuance of convertible notes	—	37,130
Proceeds from issuance of convertible notes to related parties	—	11,475
Net cash provided by financing activities	26,406	48,679
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,042)	26,601
Cash, cash equivalents and restricted cash at beginning of period	26,176	7,668
Cash, cash equivalents and restricted cash at end of period	$7,134	$34,269
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,326	$289
Supplemental schedule of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$152,978	$—
Conversion of 2023 Notes into equity	$101,978	$—
Issuance of common stock warrants	$17,602	$21,970
Assumption of net liabilities from Business Combination	$15,956	$—
Issuance of share-settled forward asset	$10,027	$—
Offering costs paid in common stock	$9,531	$—
GEM commitment fee	$2,500	$—
Fair value of debt derivative liabilities related to issuance of convertible notes	$—	$17,540
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Business Combination

On February 8, 2022 (the “Closing Date” or “Closing”), the Company consummated the business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of June 21, 2021 (as amended, the “Merger Agreement”), by and among CCAC, CITIC Capital Merger Sub Inc. (“Merger Sub”), and Quanergy Systems, Inc. (when referred to in its pre-Business Combination (as defined below) capacity, “Legacy Quanergy”). Pursuant to the terms of the Merger Agreement, the Business Combination between the Company and Legacy Quanergy was effected through the merger of Merger Sub with and into Legacy Quanergy, with Legacy Quanergy continuing as the surviving corporation and a wholly-owned subsidiary of the Company. On the Closing Date, the registrant changed its name from CITIC Capital Acquisition Corp. to Quanergy Systems, Inc. On January 28, 2022, Legacy Quanergy changed its corporate name to Quanergy Perception Technologies, Inc. In connection with the Business Combination, holders of 1,343,390 of CCAC’s Class A Ordinary Shares, or approximately 97.3% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $201.36 per share, for an aggregate redemption amount of $270.5 million. On the Closing Date, holders of 30,000 of CCAC’s Class A Ordinary Shares, or approximately 2.2% of the shares with redemption rights, reversed their prior redemptions, resulting in $6.0 million being returned to the trust account established at the consummation of CCAC’s initial public offering prior to the Closing.

Pursuant to the terms of the Merger Agreement, at the effective time of the Business Combination:

•
All outstanding shares of Legacy Quanergy common stock were cancelled and converted into shares of Quanergy using a conversion ratio of 0.1940 (“Exchange Ratio”);
•
All outstanding shares of Legacy Quanergy convertible preferred stock were cancelled and converted into shares of Quanergy’s common stock (all preferred stock except for Series B and Series C were cancelled and converted using a ratio of 0.1940; Series B and Series C were converted using ratios of 0.5771 and 0.7155, respectively);
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

On the Closing Date, certain investors (the “PIPE Investors”) purchased from the Company an aggregate of 184,750 shares (the “PIPE Shares”) of Common Stock at a price of $200.00 per share, for an aggregate purchase price of approximately $37.0 million (the “PIPE Financing”), in a private placement pursuant to separate subscription agreements consummated substantially concurrently with the close of the Business Combination.

The Company’s common stock and public warrants are now listed on the New York Stock Exchange under the symbols “QNGY” and “QNGY WS”. Trading of these securities has been suspended pending the outcome of a delisting determination made by the staff of

NYSE Regulation, which the Company intends to appeal. The Company’s common stock and public warrants are currently traded on the over-the-counter market under the symbols “QNGY” and “QNGYW”, respectively. Unless the context otherwise requires, “we,” “us,” “our,” “Quanergy,” and the “Company” refers to Quanergy Systems, Inc., the combined company and its subsidiaries following the Business Combination. Refer to “Note 2 – Reverse Recapitalization” for further discussion of the Business Combination.

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements as of September 30, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021, which was included in the Company’s Form S-1/A filed with the Securities and Exchange Commission (“SEC”) on October 24, 2022.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of September 30, 2022, the results of operations, including its comprehensive loss, and stockholders’ equity/(deficit) for the three and nine months ended September 30, 2022 and 2021, and the statements of cash flows for the nine months ended September 30, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements for the fiscal year ended December 31, 2021. Other than the accounting policies discussed below related to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, there has been no material change to the Company’s significant accounting policies during the nine months ended September 30, 2022. See “Recently Adopted Accounting Pronouncements” and “Note 13 – Leases” related to the adoption of ASC 842.

Liquidity and Capital Resources

The Company has prepared its condensed consolidated financial statements assuming that the Company will continue as a going concern. The Company has had recurring losses and an accumulated deficit since its inception. The Company obtained additional funding of $43.8 million in connection with the Business Combination and effectively settled its outstanding debt balance of $106 million, thereby providing the Company with additional future financial flexibility. The Business Combination also gave the Company access to $125 million from a previously announced share subscription facility from Global Emerging Markets Group (“GEM”), a Luxembourg-based private alternative investment group. Through September 30, 2022, the Company has received $9.9 million in cash under the facility in exchange for 1.3 million shares of common stock. In October 2022, the Company settled a second draw down under the facility for $1.7 million in cash in exchange for 320,000 shares of common stock. As a result of the suspension of trading the Company’s common stock on the NYSE, commencing on November 8, 2022, the Company is not currently able to access the GEM facility. On November 2, 2022, the Company completed a registered public offering from which it received net proceeds of $15.4 million in cash. As part of the public offering, the Company issued and sold 9,800,000 units, each consisting of one share of common stock, and two warrants, each with a term of 5 years to purchase one share of common stock at an exercise price of $1.70 per share. See “Note 19 - Subsequent Events” for additional details related to the registered public offering. Should the Company continue to be unable to access the GEM facility, or if the Company is unable to raise additional capital, it would be forced to seek other forms of financing which may not be available in sufficient amounts to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months following the date of issuance of financial statements as of and for the nine months ended September 30, 2022. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Considerations

The extensive impact of the pandemic caused by the novel coronavirus (“COVID-19”) has adversely affected global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020. The continually evolving pandemic remains uncertain and its future impact on Quanergy will depend on a number of factors, including among others, the continued duration and severity of the spread of COVID-19, emerging variants, vaccine and booster effectiveness, public acceptance of safety protocols, and government measures. The impact of COVID-19 on the Company’s business has lessened slightly in the third quarter of 2022, as evidenced by improved demand conditions and reduced lead time supply constraints; however, the Company continues to experience upward pressures on pricing premiums for component parts utilized in its manufacturing processes. The Company anticipates that the pandemic may continue to impact its operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time.

Reverse Stock Split

On October 3, 2022, the Company held a special meeting of our stockholders wherein our stockholders approved a reverse split of the Company’s outstanding common stock at a ratio in the range of 1-for-10 to 1-for-20, to be determined at the discretion of our Board of Directors. Following such meeting, our Board of Directors approved a final reverse stock split ratio of 1-for-20. The reverse stock split does not change the par value of the Company’s common and preferred stock or the authorized number of common or preferred stock. All issued and outstanding common stock and related per share amounts contained in the condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effected on October 6, 2022.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is evaluating the effects of adopting this new accounting guidance, including developing models to estimate expected credit losses, designing changes to its related processes and evaluating the effects on the Company’s consolidated financial statements. As the Company's receivables are generally short-term in nature, the timing and amount of credit loss recognized under existing guidance and the new guidance is not expected to materially differ.

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

Upon the closing of the Business Combination and the PIPE Financing, the Company received net cash proceeds of $43.8 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2022 (in thousands):

Cash - CCAC’s trust and cash (net of redemption)	$13,414
Cash - PIPE	36,950
Less: transaction costs and advisory fees paid	(6,609)
Net cash from Business Combination and PIPE Financing	43,755
Less non-cash net liabilities assumed from CCAC	(15,955)
Net contributions from Business Combination and PIPE Financing	$27,800

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

CCAC Class A Ordinary Shares, outstanding prior to Business Combination	1,380,000
CCAC Class B Ordinary Shares, outstanding prior to Business Combination	345,000
Less: redemption of CCAC Class A Ordinary Shares	(1,313,390)
Shares issued from PIPE Financing	184,750
Total Shares from Business Combination and PIPE Financing	596,360
Legacy Quanergy shares(1)	3,574,099
Total shares of common stock immediately after Business Combination	4,170,459

(1) The number of Legacy Quanergy shares was determined as follows:

	Quanergy shares	Quanergy shares, effected for Exchange Ratio
Balance at December 31, 2020	234,785	911,017
Recapitalization applied to Convertible Preferred Stock outstanding at December 31, 2020	7,695,112	1,877,334
Shares issued upon exercise of options - 2021	999	3,878
Shares issued upon exercise of common stock warrants - 2021	115	448
Issuance of restricted stock awards	14,999	58,199
Conversion of 2023 Notes(2)	186,380	723,223
Total		3,574,099

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

(3) Inventory

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$4,830	$2,292
Work in progress	266	578
Finished goods	497	372
Total inventory	$5,593	$3,242

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Sensata prepaid services	$8,801	$—
Prepaid business insurance	1,710	873
Prepaid other	197	265
Total prepaid expenses and other current assets	$10,709	$1,138

(5) Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$6,018	$5,568
Furniture and fixtures	182	182
Computer equipment	1,011	1,008
Computer software	35	35
Leasehold improvements	349	349
Total property and equipment	7,595	7,142
Less: accumulated depreciation and amortization	(5,931)	(5,234)
Total property and equipment, net	$1,664	$1,908

Depreciation and amortization expense for the three and nine months ended September 30, 2022 and 2021 was $0.2 million and $0.7 million, respectively.

(6) Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Sensata prepaid services	$8,557	$—
Deferred costs	2,766	3,403
ROU asset	1,119	—
Security deposit	133	136
Total other long-term assets	$12,575	$3,539

(7) Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
GEM commitment fee	$2,302	$—
Transaction fees payable	2,000	—
Lease liability	1,075	—
Restructuring liability	122	293
Customer deposits	200	200
Deferred revenue	94	72
Derivative liability	—	172
Total other current liabilities	$5,793	$737

(8) Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Transaction fees payable	$7,660	$—
Customer deposits	750	750
Deferred revenue	122	4
Other long-term liabilities	759	49
Lease liability	44	—
Total other long-term liabilities	$9,335	$803

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents
Money market funds	$6,881	$—	$—	$6,881
Total assets at fair value	$6,881	$—	$—	$6,881
Financial Liabilities
Private placement warrant liability	$—	$241	$—	$241
Total liabilities at fair value	$—	$241	$—	$241

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$26,031	$—	$—	$26,031
Total assets	$26,031	$—	$—	$26,031
Financial Liabilities
Debt derivative liabilities	$—	$—	$26,189	$26,189
Total liabilities	$—	$—	$26,189	$26,189

The fair value of accounts receivable, accounts payable, and accrued expenses approximate their carrying values as of September 30, 2022 and December 31, 2021, due to their short-term nature. The Company records long-term debt and long-term debt due to related parties on an amortized cost basis.

At September 30, 2022, Level 2 instruments consist solely of the Company's Private Placement Warrants, for which fair value is determined by using the directly observable market price of the Company's Public Warrants as traded on the New York Stock Exchange. The Company has determined that the market price of its Public Warrants may be used to calculate the fair value of the Private Placement Warrants as the terms and provisions of each are identical except for a redemption feature as further described in “Note 10 - Common Stock”.

In prior periods, fair value of the Private Placement Warrants was determined by utilizing a Black Scholes Options Pricing Model which prioritizes unobservable inputs, and thus was characterized within the Level 3 fair value hierarchy. Inputs were based on the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrant, the risk-free interest rates, the expected dividends, and the expected volatility of the price of the Company’s underlying stock.

The following table presents the changes in the fair value of the Company's Level 3 instruments for the following periods (in thousands). There were no other transfers between fair value hierarchies for all periods presented:

	Level 3
	Warrant Liabilities	Share-settled Forward
Fair value at February 8, 2022	$3,248	$—
Change in fair value of Private Placement Warrants	(1,439)	—
Fair value at March 31, 2022	$1,808	$—
Change in fair value of Private Placement Warrants	(1,312)	—
Transfer to Level 2	(496)	—
Fair Value at issuance of shares	—	10,027
Change in fair value of Share-settled forward	—	(8,956)
Fair value at June 30, 2022	$—	$1,071
Change in fair value of Share-settled forward	—	(693)
Settlement of Share-settled forward	—	(378)
Fair value at September 30, 2022	$—	$—

The share-settled forward asset represents the Company's right to a return of a variable number of shares of the Company's common stock as part of its $9.9 million draw down agreement with GEM. Prior to settlement of the funding, the fair value of the forward asset was determined to be $0.4 million. The fair value of the forward asset was determined by calculating the number of shares to be returned to Quanergy based on the trading price at date of issuance and the average trading price over 40 consecutive trading days, ending July 22, 2022. The GEM draw down of $9.9 million was settled on July 25, 2022. See “Note 10 - Common Stock” for additional information on the GEM Agreement and the share-settled forward.

For the three and nine months ended September 30, 2022, the Company recognized a gain from a decrease in the fair value of the Private Placement Warrants of approximately $0.3 million and $3.0 million, respectively, presented in other expense, net on the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a loss for the change in fair value of the forward asset of approximately $0.7 million and $9.6 million, respectively, recorded in other income (expense), net on the condensed consolidated statements of operations.

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

(10) Common Stock

Shares Authorized and Outstanding

As of September 30, 2022, the Company had authorized a total of 310,000,000 shares for issuance, with 300,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock.

On Closing Date, all outstanding shares of Legacy Quanergy common stock and convertible preferred stock (except Series B and Series C convertible preferred stock) were cancelled and converted into shares of Quanergy using a conversion ratio of 0.1940 in accordance with the terms of the Merger Agreement. Series B and Series C were cancelled and converted using a ratio of 0.5771 and 0.7155, respectively, in accordance with the terms of the Merger Agreement. There were 4,170,459 shares of common stock outstanding immediately after the consummation of the Business Combination, excluding contingent shares.

	February 8, 2022
	(Closing Date)
	Preferred Stock Shares	Exchange Ratio	Common Stock Shares
Series Seed Convertible Preferred Stock (Legacy Quanergy)	2,231,248	0.1940	432,831
Series Seed-2 Convertible Preferred Stock (Legacy Quanergy)	495,417	0.1940	96,101
Series A Convertible Preferred Stock (Legacy Quanergy)	3,233,871	0.1940	627,352
Series A Plus Convertible Preferred Stock (Legacy Quanergy)	790,500	0.1940	153,352
Series B Convertible Preferred Stock (Legacy Quanergy)	778,839	0.5771	449,474
Series C Convertible Preferred Stock (Legacy Quanergy)	165,237	0.7155	118,224
Total	7,695,112		1,877,334

GEM Agreement

In December 2021, CCAC and GEM entered into a Share Purchase Agreement (the “GEM Agreement”) for the Company’s liquidity needs post Business Combination. Under the GEM Agreement, the Company was entitled to draw down up to $125 million of gross proceeds, over a three-year period in exchange for shares of the Company’s common stock. The shares of common stock issued in exchange for funding will be determined at a price equal to 90% of the average closing price of the Company’s common stock over a 30-day period.

In exchange for GEM’s commitment to fund, the Company issued to GEM a warrant to purchase common stock of the Company exercisable for up to 2.5% of the outstanding common stock of the Company on a fully diluted basis as of the Closing for a period of three years (the “GEM Warrant”), which warrant was fair valued at $4.0 million at origination of the agreement, and agreed to pay $2.5 million in cash or in shares for the GEM commitment fee by the first anniversary of the Closing Date. At September 30, 2022, the Company has $2.3 million of unamortized deferred offering costs for the commitment fee remaining in other long-term assets, and a $2.3 million commitment fee payable within one year recorded in other current liabilities on the condensed consolidated balance sheet.

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

In May 2022, the Company drew down $9.9 million on the GEM Agreement. In exchange for funding, Quanergy issued 1,314,159 shares of common stock. The number of shares issued represents three times the fair value of funding received by the Company, based on the closing price of the Company’s stock on the date of the funding request. Based on the GEM Agreement, the number of shares of common stock to settle the drawdown of cash is determined by 90% of the average trading price over a 30-day trading period (“Committed Draw Down Pricing Period”). If the initial issuance of shares is in excess of the number of shares determined to settle the draw down, GEM would have to return the excess shares to Quanergy. In the event there is a shortfall of shares, Quanergy would have to issue more shares to GEM. Subsequently in July 2022, the Company and GEM agreed to extend the Committed Draw Down Pricing Period to 40 consecutive trading days, ending July 22, 2022. To account for the contingently returnable shares of common stock on settlement of funding, the Company recorded a share-settled forward asset of $10.0 million on issuance of shares in prepaid expenses and other current assets on the condensed consolidated balance sheet. Prior to settlement of the funding, the fair value of the forward asset was determined to be $0.4 million. The fair value of the forward asset was determined by calculating the number of shares to be returned to Quanergy at date of issuance and as of the settlement date. The number of shares to be returned was calculated based on 90% of the average trading price for the Committed Draw Down Pricing Period from May 25, 2022 to July 22, 2022.

For the three months and nine months ended September 2022, the Company recognized a loss of $0.7 million and $9.6 million, respectively, as a result of the change in fair value of the forward asset. GEM returned 56,729 shares to the Company on settlement of funding.

In August 2022, in accordance with the GEM Agreement, the Company issued an additional 600,000 shares to GEM. This transaction was recorded as a share subscription arrangement with the shares issued to GEM recorded at par value, and the note receivable from GEM recorded as a contra-equity amount. As such, there was no additional impact to equity for the 600,000 shares issued as of September 30, 2022, other than the par value at issuance. Additionally, potentially returnable shares of common stock were determined to be an equity-classified forward asset recorded at fair value within equity of an immaterial amount. Upon settlement on October 3, 2022, GEM provided $1.7 million in cash consideration and returned 280,000 shares of common stock to the Company.

As a result of the suspension of trading of the Company’s common stock on the NYSE, commencing November 8, 2022, the Company is currently not able to access the GEM facility.

Common Stock Warrants

As of September 30, 2022, the Company had the following common stock warrants outstanding to purchase shares of the Company’s common stock:

		Exercise
	Shares	Price	Expiration
Public Warrants	689,999	$230.00	February 2027
Private Placement Warrants	376,000	230.00	February 2027
GEM Warrants	169,896	200.00	February 2025
2023 Notes Warrants	258,775	0.20	March 2025
Total	1,494,670

Public and Private Placement Warrants

On February 13, 2021, CCAC consummated the initial public offering (“IPO”) of 1,380,000 units (the “Units”), including the full exercise by the underwriters of their over-allotment option. Each Unit included one share of Class A Common Stock and one half of one warrant (the “Public Warrants”). Simultaneously with the closing of the IPO, CCAC consummated the sale of 376,000 warrants (the “Private Placement Warrants”) in a private placement to CITIC Capital Acquisition LLC (the “Sponsor”). As of September 30, 2022, the Company had 689,999 Public Warrants that are now equity classified post Business Combination and 376,000 Private

Placement Warrants outstanding. The Private Placement Warrants, which the Company assumed as part of the Business Combination, are recorded as warrant liabilities.

Each whole Warrant entitles the registered holder to purchase one share of common stock at a price of $230.00 per share, at any time commencing on March 10, 2022, provided that the Company has an effective registration statement under the Securities Act covering the shares of the common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. The Warrants expire on February 8, 2027, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants when the last reported sales price of the Company’s common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) exceeds $360.00.

If the Reference Value exceeds $360.00, Public Warrants are redeemable at $0.20 per warrant, in whole and upon a minimum of 30 days prior written notice. The Company’s Board of Directors could also elect to require all warrant holders to exercise the Public Warrants on a cashless basis. The number of shares to be issued for the cashless exercise would be equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the excess of the fair market value over the warrant price by (y) the fair market value. The fair market value is the average reporting closing price of the shares for the ten trading days ending on the third day prior to the date on which the notice of redemption was send to warrant holders.

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

GEM Warrants

In December 2021, the Company issued the GEM Warrant, pursuant to the GEM Agreement, with a 36-month term to purchase 169,896 shares of common stock at a strike price per share equal to $200.00, to GEM Yield Bahamas Limited.

2023 Notes Warrants

During fiscal year 2020, the Company issued warrants to purchase 176,358 shares of the Company’s common stock with an exercise price of $0.20 per share in conjunction with the issuance of $16.1 million convertible promissory notes (the “2023 Initial Notes”). These warrants expire in March 2025.

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

In February 2021, the Company issued warrants to purchase 314,901 shares of common stock in conjunction with the issuance of $48.7 million in convertible promissory notes (the “Extension Notes”). These Extension Notes have similar terms to the 2023 Initial Notes (the “2023 Initial Notes”, together with the “Extension Notes”, referred to as the “2023 Notes”).

These warrants are exercisable for shares of common stock at $0.20 per share and expire in March 2025. The Company allocated the proceeds from the issuance of the Extension Notes between the convertible notes and the common stock warrants on a relative fair value basis, with approximately $22.0 million allocated to the common stock warrants, included within additional paid-in capital on the consolidated balance sheets. The warrants are not remeasured in future periods as they meet the conditions for equity classification. See “Note 12 – Borrowing Arrangements” for additional details on the Extension Notes.

Sensata Warrants

In June 2021, the Company issued warrants to purchase 125,000 shares of common stock of the Company in exchange for services to be provided under a Collaboration Agreement with Sensata. Upon the close of the Business Combination, the warrants were fair valued and the Company recorded $17.6 million within additional paid-in capital, with $8.8 million recorded in prepaid expenses and other current assets, and $8.8 million in other long-term assets. The warrants were subsequently exercised in May 2022 for $25 thousand in cash. The Company recognizes expense under the Collaboration Agreement as services are provided. Refer to “Note 18 – Related Party Transactions” for additional details.

(11) Stock-based Compensation Expense

2013 Equity Incentive Plan

Effective January 28, 2022, the Company increased the aggregate number of shares reserved for issuance under the 2013 Incentive Stock Plan by 75,000 shares.

2022 Equity Incentive Plan

In June 2021, the Board of Directors adopted the Quanergy Systems, Inc. 2022 Plan (“the 2022 Plan”), which was subsequently approved by the Company’s stockholders. The 2022 Plan became effective on February 8, 2022 and 679,507 shares of common stock were reserved for issuance under the 2022 Plan. The 2022 Plan permits the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity-based awards to employees, directors and consultants.

Employee Stock Purchase Plan

The Board of Directors and stockholders approved the Quanergy Systems, Inc. 2022 Employee Stock Purchase Plan, or the ESPP, in June 2021 and January 2022, respectively. The initial number of shares of common stock authorized for sale under the ESPP was 41,706. Unless the Board of Directors provides otherwise, beginning on January 1, 2023, and continuing through and including January 1, 2032, the maximum number of shares which shall be made available for sale under the ESPP will automatically increase on the first day in January of each calendar year by the lesser of:

(1)
one percent (1%) of fully diluted Common Stock on December 31st of the preceding calendar year
(2)
shares of Common Stock equal to 200% of the initial share reserve, or
(3)
such lesser number of shares of the Company as determined by our board of directors.

As of September 30, 2022, the Employee Stock Purchase Plan has not yet been activated. The Company is currently evaluating the timing of activation.

Option Activity

The stock option activity for the nine months ended September 30, 2022 has been retrospectively adjusted to reflect the reverse stock split and Exchange Ratio on the Legacy Quanergy stock options.

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Options outstanding
	Number of shares	Weighted average exercise price per share	Weighted average contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding - December 31, 2021	197,637	$138.20	5.13	$15,398
Options granted	—	—
Options exercised	(14,741)	5.05
Options cancelled	(5,308)	199.37
Options expired	—	—
Outstanding at September 30, 2022	177,588	$147.56	4.53	$9.12
Vested and exercisable - September 30, 2022	166,418	$140.29	4.36	$9.12
Vested and expected to vest - September 30, 2022	177,588	$147.56	4.53	$9.12

As of September 30, 2022, there was $0.8 million of unrecognized compensation costs related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1.09 years.

Restricted Stock Unit Activity

The restricted stock unit activity for the nine months ended September 30, 2022 has been retrospectively adjusted to reflect the reverse stock split and Exchange Ratio on the Legacy Quanergy restricted stock units.

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2022:

	Restricted Stock Units (“RSUs”)
	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2021	565,005	$137.94
Granted	415,210	22.11
Vested	(437,106)	126.41
Forfeited or cancelled	(44,054)	75.75
Unvested as of September 30, 2022	499,055	$56.85

Vesting of RSUs are subject to service and performance conditions. The Business Combination was a qualifying event that satisfied the performance condition for all RSUs. For the three and nine months ended September 30, 2022, $3.9 million and $58.8 million, respectively, of stock-based compensation expense has been recognized on these RSUs. As of September 30, 2022, there was $24.8 million unrecognized stock-based compensation expense related to outstanding unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 2.32 years.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense and its allocation within the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$179	$16	$1,016	$57
Research and development	1,321	415	10,462	1,311
Sales and marketing	1,012	211	6,854	653
General and administrative	2,196	2,706	43,188	8,633
Total stock-based compensation expense	$4,708	$3,348	$61,520	$10,654

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

Changes in the estimated fair value of the debt derivative were recorded in other income (expense), net, on the accompanying condensed consolidated statements of operations. The 2022 Notes were paid off at the Closing Date. The debt derivative on the 2022 Notes was remeasured at Closing Date, then derecognized upon payoff of the 2022 Notes. The Company recognized a $0.3 million loss on extinguishment of the 2022 Notes in interest income (expense), net on the condensed consolidated statements of operations.

The estimated fair value of the 2022 Notes embedded derivative is as follows (in thousands):

Embedded Derivative Liability
Fair value as of December 31, 2021	$172
Change in fair value	141
Fair value prior to Closing	313
Payoff of 2022 Notes	(313)
Fair value as of September 30, 2022	$—

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

In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components, consisting of embedded derivatives representing the redemption and conversion features, and common stock warrants, respectively. The fair value of the derivatives was calculated using the “with and without” method. The key valuation assumptions used consist of the discount rate and the probability of the occurrence of various conversion events. The fair value of the liability and equity components exceeded the 2023 Initial Notes gross proceeds therefore, the fair value of the components was allocated on a relative fair value basis.

At issuance of the 2023 Initial Notes, the derivative liability and common stock warrants received relative fair value allocations of $5.2 million and $7.2 million, respectively, with the offset to debt discount, and the remaining immaterial balance was recorded as a loss in other income (expense), net on the condensed consolidated statements of operations. At issuance of the Extension Notes, the fair value of the liability and equity components were $17.5 million and $22.0 million, respectively. The equity component was included in additional paid-in capital on the condensed consolidated balance sheets. The equity component was not remeasured.

The derivative liabilities were re-valued at the end of each reporting period. Changes in the estimated fair value of the derivatives were recorded in other income (expense), net, on the accompanying condensed consolidated statements of operations. The 2023 Notes were converted into shares of the Company at the Closing Date. The debt derivative on the 2023 Notes was remeasured at Closing Date, then derecognized upon conversion into equity. Upon conversion of the 2023 Notes, the Company recognized a $36.7 million loss on settlement of the 2023 Notes in interest income (expense), net in the condensed consolidated statement of operations.

The estimated fair value of the 2023 Notes embedded derivative is as follows (in thousands):

Embedded Derivative Liability
Fair value as of December 31, 2021	$26,017
Change in fair value	3,636
Fair value prior to Closing	29,653
Conversion of 2023 Notes	(29,653)
Fair value as of September 30, 2022	$—

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

The following table represents the total amount of interest expense recognized on the 2022 Notes and 2023 Notes for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$—	$2,422	$1,052	$6,545
Accretion of debt discount	—	3,406	38,757	8,093
Accretion of debt issuance costs	—	83	223	238
Total interest expense	$—	$5,911	$40,032	$14,876

(13) Leases

The Company leases real estate facilities under non-cancelable operating leases with various expiration dates through fiscal year 2024. The Company adopted Topic 842 as of January 1, 2022, using the modified retrospective approach.

In July 2022, the Company extended the lease agreement for its corporate headquarters located in Sunnyvale, CA for an additional one-year term. Either party may terminate the agreement by providing six months' notice.

At September 30, 2022, the operating lease ROU asset and lease liability balances were $1.1 million and $1.1 million, respectively. The ROU asset balance was recorded in other long-term assets and the lease liability was recorded in other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2022, the Company recorded operating lease costs of $0.2 million and $0.5 million, respectively. The Company's variable lease costs were $0.1 million for the nine months ended September 30, 2022, and are generally comprised of maintenance, taxes, insurance and operating expenses not included in the measurement of the lease liability. Variable lease costs for the three months ended September 30, 2022 were not material. All lease costs are recorded in general and administrative expense and cost of goods sold on the condensed consolidated statements of operations.

The following table presents supplemental cash flow information related to leases (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$217	$573
Lease assets obtained in exchange for lease obligations:
Operating leases	$1,113	$1,113

The following table presents the remaining cash flows of the Company’s operating lease liabilities as of September 30, 2022 (in thousands):

Operating Leases
2022 (remaining three months)	$305
2023	825
2024	34
Total undiscounted lease payments	$1,164
Less: imputed interest	(45)
Total lease liabilities	$1,119

The following table presents the weighted average remaining lease term and interest rate as of September 30, 2022:

Operating Leases
Weighted average remaining lease term (in years)	1.0
Weighted average discount rate	8.7%

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

Rent expense was $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2021.

(14) Income Taxes

The Company recorded income tax expense of zero and $6 thousand, respectively, for the three and nine months ended September 30, 2022, and income tax expense of $5 thousand and $15 thousand, respectively, for the three and nine months ended September 30, 2021. Income tax expense for all periods presented is related primarily to the Company's non-U.S. operations as its U.S. operations were in a loss position and the Company maintains a full valuation allowance against its U.S. deferred tax assets.

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

In the fourth quarter of 2020, the Company started engaging in discussions with the Complainant for a potential out of court settlement related to the ongoing legal proceeding discussed above, in order to avoid future significant legal expenses. The Company determined that it had incurred a liability as of December 31, 2020 and recorded an estimated potential loss for this case in the amount of $2.5 million at that time. During the nine months ended September 30, 2022, this amount has been increased to $2.75 million with the incremental increase recorded in general and administrative expenses on the condensed consolidated statements of operations. The Company will continue to monitor developments on this case and record any necessary adjustments to reflect the effect of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case in the period they become known. This litigation, as with any other litigation, is subject to uncertainty and an unfavorable outcome may result in a material adverse impact on the Company’s business, results of operations, financial position, and overall trends.

Vendor Contract Liability

In October 2017, the Company entered into an agreement with a contract manufacturer for production of various sub-assemblies and final assemblies of the Company’s M8 and S3 product lines. The contract manufacturer procures parts to fulfill the forecasted demand of the Company, holding title and risk of loss to the inventory.

The terms of the agreement specify that the Company may be liable for this inventory should it not place orders for units sufficient to consume this inventory, or in varying amounts based on the termination of the agreement at any time by either party. The contract manufacturer holds $1.6 million of inventory at cost subject to this agreement as of September 30, 2022 and December 31, 2021. The Company has recorded a liability of $0.3 million within accrued expenses on the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 for inventory at the contract manufacturer identified as excess and obsolete.

The Company is in process of transitioning its manufacturing requirements to another provider and is currently winding down its remaining obligations related to this agreement. The Company expects that the transition process will continue into 2023.

Employee Retention Plan

The Company adopted an employee retention plan (“Retention Plan”) in 2019, which was subsequently amended and restated in April 2021. Key employees as determined by the Board of Directors are eligible to participate in the Retention Plan, and have the right to payment of a retention bonus upon the occurrence of a covered transaction, defined as a change in control, IPO or a SPAC merger transaction. The retention bonus is expected to be paid out in equal installments, at the first and second anniversary of the occurrence of the covered transaction, and the employee will have to be actively employed by the Company at the time of payment. The Business Combination qualifies as a covered transaction, and at Closing, the amount of retention bonus totaled $4.6 million. The Company may incur incremental obligations as new employees are hired and trues up its obligation on actual exits from employment. No forfeitures have been estimated, and at September 30, 2022, the retention bonus totaled $4.6 million.

The Company recognizes the expense of the retention bonus as services are received on a pro-rata basis over the passage of time from the date of Closing of the Business Combination until expected payment dates. As of September 30, 2022, the Company has accrued $2.2 million of retention bonus expense, with $1.4 million recorded in accrued expenses and $0.8 million in other long-term liabilities on the condensed consolidated balance sheets. For the three months ended September 30, 2022, the Company recorded retention bonus expense of $0.8 million in operating expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2022, the Company recorded retention bonus expense of $2.1 million in operating expenses and $0.1 million in cost of goods sold on the condensed consolidated statements of operations.

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

Revenue by geographical region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$1,775	$308	$2,572	$604
Asia	379	684	1,511	1,475
Europe, Middle East and Africa	170	145	797	346
Total net sales	$2,324	$1,137	$4,880	$2,425

All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

(17) Net Loss Per Share

The unaudited basic and diluted net loss per share for the three and nine months ended September 30, 2021 has been computed to give effect to the conversion of shares of Legacy Quanergy convertible preferred stock into shares of Legacy Quanergy common stock as though the conversion had occurred as of the beginning of the period. Shares of the Company’s common stock reflect the reverse stock split and the Exchange Ratio as though the conversion had occurred as of the beginning of the period.

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholder, basic and diluted	$(17,652)	$(18,999)	$(148,008)	$(54,180)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	6,824,212	3,463,403	5,793,554	3,320,498
Net loss per share attributable to common stockholder, basic and diluted	$(2.59)	$(5.49)	$(25.55)	$(16.32)

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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would be anti-dilutive:

	As of September 30,
	2022	2021
Public warrants	689,999	—
Private placement warrants	376,000	—
GEM warrants	169,896	—
Stock options and RSUs issued and outstanding	676,643	719,502
Convertible notes	—	196,733
Potential common shares excluded from diluted net loss per share	1,912,538	916,235

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

No revenues on the February 2016 Collaborative Agreement have been recognized for the three and nine months ended September 30, 2022 and 2021. In accordance with the Collaborative Agreement, the Company purchased equipment from Sensata totaling $1.0 million which is included in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022 and 2021, depreciation expense on this equipment was not material.

On June 21, 2021, the Company entered into another collaborative arrangement with Sensata for a term of four years, wherein Sensata will provide consulting services with respect to areas of manufacturing, cost reduction, sourcing, and go to market strategies. In exchange for such services, the Company issued a warrant to Sensata to purchase 125,000 shares of the Company. These warrants had a fair value of $23.3 million at December 31, 2021. On the Closing Date, these warrants were fair valued at $17.6 million. No revenues have been recognized under this collaborative agreement since inception. $0.2 million in expenses have been incurred under this collaborative arrangement for the nine months ended September 30, 2022. No expenses were incurred for the three months ended September 30, 2022. Either party may terminate the collaboration agreement after two years by providing a 30 day notice.

Related Party Convertible Notes

In 2020 and 2021, the Company issued convertible promissory notes of approximately $64.8 million to various investors, out of which $27.2 million was issued to four related parties. The related party debt is presented as “Long-term debt – related party” in the consolidated balance sheet, adjusted for deferred interest, allocated debt financing costs and derivative liability recorded as debt discount on the 2023 Notes. The principal amount of the outstanding balance accrued interest at 10.0% per annum, payable at maturity in March 2023. The Company also issued 245,043 common stock warrants to the four related parties in conjunction with the issuance of the 2023 Notes. The 2023 Notes were converted into equity of the Company on the Closing Date.

For the three months ended September 30, 2022 and 2021, the Company accrued interest of $0.0 and $2.3 million, respectively, for related party debt. For the nine months ended September 30, 2022 and 2021, the Company accrued interest of $1.7 million and $6.1 million, respectively, for related party debt. See “Note 12 – Borrowing Arrangements” for additional details.

Related Party Restricted Stock Units

Out of the total RSU grants in 2021, 148,186 were issued to two related parties with an aggregate fair value of $20.1 million. Of the total RSU grants in 2022, 257,484 were issued to fourteen related parties with an aggregate fair value of $4.1 million. On the Closing Date, both the performance-based and service-based conditions for vesting of the RSU grants had been satisfied, therefore, $2.3 million and $24.9 million in expenses has been recognized on these awards in the three and nine months ended September 30, 2022, respectively.

Related Party Private Placement Warrants

An aggregate of 329,000 Private Placement Warrants are held by a related party. Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $230.00 per share.

Related Party Payable

On March 31, 2022, the Company issued 43,150 shares of common stock to reimburse a related party for merger-related expenses of $1.7 million. As of September 30, 2022, the remaining amount due to the related party was $1.1 million for merger related expenses paid by the related party on behalf of the Company.

Related Party Common Stock

As of September 30, 2022, a related party owns 301,875 shares of the Company wherein these shares are subject to a lock up period, which is set to end at the earlier of, (a) a year after the Closing Date or, (b) subsequent to the Closing Date, (x) if the closing price of the common stock equals or exceeds $240.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, or (y) the date the Company completes a liquidation, merger, share exchange or other similar transaction after the Business Combination, that results in all of the Company’s public shareholders having the right to exchange their shares for cash, securities or other property.

(19) Subsequent Events

Subsequent events have been evaluated through the November 14, 2022 issuance date of the financial statements and there were no events that would materially impact the consolidated financial statement disclosures, except for the following:

Settlement of GEM Drawdown

On October 3, 2022, the Company settled the second draw on the GEM Agreement and received $1.7 million in cash and 280,000 shares were returned to the Company.

Corporate Restructuring

The Company implemented a restructuring plan on October 3, 2022 after an extensive review of its organization and programs and in response to current market conditions. In connection with this restructuring plan the Company reduced staff by 11%, from 141 to 126 full-time employees, pursuant to which it expects to incur severance expenses of approximately $130 thousand. The Company expects to substantially complete this workforce reduction by the end of December 2022.

Reverse Stock Split

On October 6, 2022, the Company effected a 1-for-20 reverse stock split of its Common Stock. The accompanying condensed consolidated financial statements and footnotes retroactively reflect the impact of this reverse stock split on the Company’s Common Stock and per share amounts.

Underwritten Public Offering

On October 30, 2022, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell, in a registered public offering, (the “Public Offering”), 9,800,000 Units, with each Unit consisting of one share of Common Stock and two warrants with a term of five years (each, a “Unit Warrant”) to purchase one share of Common Stock at an exercise price per share of $1.70, with each Unit to be offered to the public at an offering price of $1.70 per Unit (the “Units”).

In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option (the “Overallotment Option”) to purchase up to (i) 1,470,000 additional shares of Common Stock and/or (ii) 2,940,000 additional warrants, solely to cover over-allotments. The Underwriter partially exercised the Overallotment Option on October 31, 2022 to purchase 2,940,000 additional warrants to purchase up to 2,940,000 shares of Common Stock (the “Option Warrants”). The Company also issued warrants to the Underwriter to purchase up to a total of 392,000 shares of Common Stock (equal to 4.0% of the total number of Units sold in the offering) (the “Underwriter’s Warrants”). The Underwriter’s Warrants are exercisable at a per share price of $1.87 on April 28, 2023 and will expire on the five-year anniversary of such date.

On November 2, 2022, the Public Offering closed for gross proceeds of $16.7 million, and the Company issued and sold (i) 9,800,000 Units consisting of (a) 9,800,000 shares of Common Stock, and (b) 19,800,000 Unit Warrants, and (ii) an additional 2,940,000 Option Warrants. Net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $15.4 million.

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

Currently, our applications and products are targeted towards four key market groups: 1) the Security market where we build applications leveraging the mechanical M Series LiDAR combined with proprietary software for perimeter security and intrusion detection applications; 2) the Smart Cities / Spaces market, where our flow management tools are used in cities and municipalities to improve the movement and safety of their citizens in dense urban settings; 3) the Industrial market, where we are launching new LiDAR solutions for material handling, logistics, and measurement; and 4) the Transportation market which consists of passenger vehicles as well as heavy vehicles and off highway applications such as agricultural and mining equipment, which we are primarily looking to service through our solid state development activities for use in Advanced Driver Assist Systems as well as in highly automated vehicle applications.

We generate revenue primarily by entering into supply arrangements with systems integrators, value added resellers, distributors and end customers. We have also, in the past, received funds from evaluation agreements, where a customer obtains early access to technology through evaluation samples of products and related software.

To date, we have financed our operations primarily through private placements of convertible preferred stock and issuance of convertible notes. From the date of our incorporation through September 30, 2022, we have raised, in the aggregate, net proceeds of approximately $298 million, including approximately $154 million from the issuance of convertible preferred stock, approximately $90 million from the issuance of convertible notes, approximately $44 million of net proceeds from the Business Combination and approximately $10 million from draw downs of the share subscription facility with Global Emerging Markets Group (“GEM”), a Luxembourg-based private alternative investment group. In the year ended December 31, 2021 and nine months ended September 30, 2022, we incurred a net loss of $63.5 million and $148.0 million, respectively, and used $30.1 million and $45.0 million, respectively, in cash to fund our operations. We have an accumulated deficit of $455.6 million as of September 30, 2022.

Over the last two years, key changes to our R&D and product development organizations have accelerated the pace of product releases. In the year ended December 31, 2020, we released 10 new solutions (four sensors, four software products, and two VMS integrations). In the year ended December 31, 2021, we released 10 new solutions (two sensors and eight software products). During the nine months ended September 30, 2022, we released five new solutions (one sensor and four software products). We expect to continue investing in R&D and product development to further support sales growth going forward.

The years ended December 31, 2021 and 2020 were also critical years for the development of our S3 platform. After receiving new hardware at the end of 2019, we devoted much of the years ended December 31, 2021 and 2020 to a testing and optimization program that increased the outdoor range of our sensors from 20 meters in January 2020 to 100 meters by January 2021 and to 250 meters presently.

COVID-19 impact

Our financial results and operations continue to be impacted by the novel coronavirus (“COVID-19”) that began during 2020. The ongoing pandemic has resulted in significant disruptions to global economies, supply chains, distribution networks, the rate of inflation and consumer behavior around the world.

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

While business conditions improved significantly year-over-year, over the last six quarters, broader implications of the COVID-19 pandemic were present throughout the year on our workforce, operations, supply chain and customer demand. For the third quarter ended September 30, 2022, we saw improving demand conditions and supply chain dynamics which supported year-over-year growth in the security, smart spaces and industrial markets. For the remainder of 2022 and into 2023, we envision significant uncertainties remaining, including those related to disruptions from COVID-19, broad based supply chain shortages and geopolitical risks related to the events in Ukraine.

Comparability of financial information

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination (as defined below).

Business Combination and public company costs

On February 8, 2022 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2021, the fiscal year to which this management’s discussion and analysis of financial condition and results of operations relates, Quanergy Systems, Inc. (when referred to in its pre-Business Combination (as defined below) capacity, “Legacy Quanergy”), a Delaware corporation (f/k/a CITIC Capital Acquisition Corp. (“CCAC”)), consummated the previously announced merger (the “Closing”) pursuant to that certain Agreement and Plan of Merger, dated June 21, 2021, as amended on June 28, 2021, November 14, 2021 and December 26, 2021 (the “Merger Agreement”), by and among CCAC, CITIC Capital Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of CCAC (“Merger Sub”) and Legacy Quanergy. CCAC’s shareholders approved the Business Combination (the “Business Combination”) and the change of CCAC’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware (the “Domestication”) at an extraordinary general meeting of stockholders held on January 31, 2022.

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

In addition, on the Closing Date, purchasers subscribed to purchase an aggregate of 184,750 shares of our Common Stock (the “PIPE Shares”), for a purchase price of $200.00 per share and an aggregate purchase price of $36,950,000, pursuant to separate subscription agreements. The sale of PIPE Shares was consummated substantially concurrently with the Closing.

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

As a consequence of the Merger, we have become the successor to a Securities and Exchange Commission (“SEC”) registered and listed company under the ticker “QNGY” with the New York Stock Exchange, which will require us to hire additional personnel and implement ongoing procedures and processes to address public company regulatory requirements and customary practices.

Recent developments

Notice of failure to satisfy continued listing rules

On November 8, 2022, we received a letter from the staff of NYSE Regulation notifying us that it had determined to commence proceedings to delist our Common Stock (NYSE:QNGY) and warrants to purchase Common Stock (NYSE:QNGY WS) from the New York Stock Exchange (“NYSE”). Trading in these securities was suspended after the market close on the NYSE on November 8, 2022. The NYSE Regulation reached its decision to delist these securities pursuant to Section 802.01B of the NYSE’s Listed Company Manual because we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000. The Company intends to appeal the delisting determination.

On November 9, 2022, our Common Stock and warrants began trading in the over-the-counter (“OTC”) market.

Pending the outcome of our intended appeal of the NYSE delisting determination, we intend to apply to have our Common Stock quoted on the OTCQB, a higher market tier operated by the OTC Markets Group, Inc. We may also apply to have the warrants quoted on the OTCQB, if eligible. We will continue to make all required filings with the SEC and remain subject to all SEC rules and regulations applicable to reporting companies under the Securities Exchange Act of 1934, as amended. See “Risk Factors—Our Common Stock and public warrants have been suspended from trading on and may be delisted from the NYSE and are not listed on any other national securities exchange” for additional information.

Reverse Stock Split

On October 6, 2022, we filed a Certificate of Amendment to our Certificate of Incorporation, or the Amendment, with the Secretary of State of the State of Delaware to effect a one-for-twenty (1-for-20) reverse stock split of our outstanding Common Stock. The Amendment became effective at 4:01 p.m. Eastern Time on October 6, 2022.

Pursuant to the Amendment, every 20 shares of our issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in par value per share. The reverse stock split effected all shares of our Common Stock outstanding immediately prior to the effective time of the Amendment. As a result of the reverse stock split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted share unit award and performance unit award issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our Common Stock reserved for issuance upon exercise or vesting of such stock options, restricted share unit award and performance unit award, and, in the case of stock options, a proportionate increase in the exercise price of all such stock options. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment was reduced proportionately.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. The reverse stock split affected all stockholders proportionately and did not affect any stockholder’s percentage ownership of our Common Stock (except to the extent that the reverse stock split results in any stockholder owning only a fractional share).

Our Common Stock began trading on the NYSE on a split-adjusted basis when the market opened on Friday, October 7, 2022. The new CUSIP number for our Common Stock following the reverse stock split is 74764U203.

All information presented in this Quarterly Report on Form 10-Q, unless otherwise indicated herein, gives effect to the 1-for-20 reverse stock split of our outstanding shares of Common Stock.

Second GEM Drawdown

On August 17, 2022, we delivered a draw down notice (the “Draw Down Notice”) to GEM Global Yield LLC SCS (“GEM Investor”), pursuant to the previously announced Share Purchase Agreement, dated December 12, 2021, by and among the Company, GEM Investor and GEM Yield Bahamas Ltd. (“GYBL”), as amended by Amendment No. 1 to Share Purchase Agreement, dated January 31, 2022, between the Company, GEM Investor and GYBL (the “Purchase Agreement”), which allows us to fund general corporate purpose and working capital needs. On October 3, 2022, we settled the Draw Down Notice with GEM Investor. In total, we issued 320,000 shares (the “GEM Shares”) of Common Stock for an aggregate purchase price of $1,728,504, pursuant to the Draw Down Notice. Pursuant to the Purchase Agreement, we paid GEM Investor $34,570, in connection with the settlement, as partial payment of the Commitment Fee (as defined in the Purchase Agreement).

All of the GEM Shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Corporate Restructuring

Due to market conditions and after an extensive review of our organization and programs, on October 3, 2022, we implemented a restructuring plan, including a reduction in staff. Under the restructuring program, we have focused our solid state engineering resources on the design of a second-generation, high-resolution OPA architecture, and we have ceased development of our initial solid state OPA architecture, resulting in a reduction in our engineering staff and associated expenditures. In connection with this restructuring plan we have reduced staff by 11%, from 141 to 126 full-time employees, pursuant to which we expect to incur severance expenses of approximately $130 thousand. We expect to substantially complete this workforce reduction by the end of December 2022. These actions are expected to reduce our expenses and extend our cash runway.

Underwritten Public Offering

On October 30, 2022, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”), pursuant to which we agreed to issue and sell, in a registered public offering (the “Public Offering”), 9,800,000 Units, with each Unit consisting of one share of Common Stock and two warrants with a term of five years (each, a “Unit Warrant”) to purchase one share of Common Stock at an exercise price per share of $1.70, with each Unit to be offered to the public at an offering price of $1.70 per Unit (the “Units”).

In addition, pursuant to the Underwriting Agreement, we granted the Underwriter a 30-day option (the “Overallotment Option”) to purchase up to (i) 1,470,000 additional shares of Common Stock and/or (ii) 2,940,000 additional warrants, solely to cover over-allotments. The Underwriter partially exercised the Overallotment Option on October 31, 2022 to purchase 2,940,000 additional warrants to purchase up to 2,940,000 shares of Common Stock (the “Option Warrants” and, together with the Unit Warrants, the “Warrants”). On November 2, 2022, the Public Offering closed, and we issued and sold (i) 9,800,000 Units consisting of (a) 9,800,000 shares of Common Stock, and (b) 19,800,000 Unit Warrants, and (ii) an additional 2,940,000 Option Warrants. The net proceeds from the Public Offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $15.4 million.

In addition, pursuant to the Underwriting Agreement, we also issued to the Underwriter warrants to purchase up to a total of 392,000 shares of Common Stock (equal to 4.0% of the total number of Units sold in the offering) (the “Underwriter’s Warrants”). The Underwriter’s Warrants are exercisable at a per share price of $1.87 on April 28, 2023 and will expire on the five-year anniversary of such date.

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

End market concentration

Until now, the majority of our revenue has come from flow management applications which make up 83% and 78% of our revenue for the three and nine months ended September 30, 2022, respectively, with the balance of revenues being from various other sources. This is because we have had these solutions in market for some time and have been able to digest customer feedback and improve the products to optimize their performance for these use cases. We believe our entry into new markets will continue to facilitate revenue growth and customer diversification. While we will continue to expand the end markets we serve, we anticipate that sales to a limited number of end markets will continue to account for a significant portion of our total revenue for the foreseeable future. Our end market concentration may cause our financial performance to fluctuate significantly from period to period based on the success or failure of the markets in which we compete. Success in an end market, or commercialization, is uncertain and may develop differently in each case, with unique pricing, volume, and cost dynamics. Additionally, as production scales in order to meet the demands of commercialization, pricing pressure typically increases, and the amount of that pressure is expected to vary by market.

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

Market trends and uncertainties

We believe our business prospects are supported by favorable market trends that are likely to support growth in the LiDAR market over the next several years. We see the largest near-term growth opportunities coming from the Internet of Things (“IoT”) markets which encompass flow management and the industrial market. In the shorter term we see the largest pipeline of opportunities at Quanergy coming from flow management solutions driven by increased demand from smart city, smart spaces, and security applications for managing human and vehicle movements in densely populated environments. We also expect a rapidly increasing opportunity from the industrial market driven by increasing levels of automation for manufacturing, material handling and logistics. We believe that the transportation market represents a significant opportunity over time as auto original equipment manufacturers' (“OEMs”) shift from driver assist systems to increasing levels of automation, responding to consumer demands for increased safety and convenience. While the technology for significant automation at low volumes exists today, we believe high volume production of highly automated vehicles with LiDAR sensors is several years away as systems still need to see improvements in cost and performance. Our expectation is that some large volume LiDAR based programs will start to see deployment mid-decade with significant industry growth thereafter.

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

The following table reconciles net loss to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Adjusted EBITDA
Net loss	$(17,652)	$(18,999)	$(148,008)	$(54,180)
Stock-based compensation expense	4,708	3,348	61,520	10,654
Depreciation and amortization	225	230	697	720
Interest expense	25	5,912	40,096	14,876
Interest income	(59)	(1)	(76)	(4)
Change in fair value of derivatives	438	3,417	10,420	10,916
Gain on forgiveness of debt	—	—	—	(2,515)
Income tax provision	—	5	6	15
Adjusted EBITDA	$(12,315)	$(6,088)	$(35,345)	$(19,518)

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

Standard Supply Arrangements

Revenue is recognized for the amount that reflects the consideration we are expected to be entitled to receive based on when control of the promised product or service is transferred to the customer. Product revenue is typically recognized at time of shipment, while maintenance and support revenue is recognized ratably over the term of the support period. Certain of our arrangements are multiple-element arrangements with a combination of product and service.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits and stock-based compensation expenses. Our full-time employee headcount within these categories of operating expenses decreased slightly from 110 to 108 for the three months ended September 30, 2022. The Company anticipates further reductions in headcount in these categories related to implementation of the announced restructuring plan expected to be substantially completed by the end of December 2022.

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

Sales and Marketing Expenses

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

Income Tax Provision

Our income tax provision consists of federal, state, and foreign current and deferred income taxes. As we expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

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

Results of Operations

Comparisons for the three months ended September 30, 2022 and 2021

The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net sales	$2,324	$1,137	$1,187	104%
Cost of goods sold(1)	2,491	988	1,503	152%
Gross profit (loss)	(167)	149	(316)	-212%
Research and development(1)	6,504	3,953	2,551	65%
Sales and marketing(1)	3,738	1,913	1,825	95%
General and administrative(1)	6,839	3,950	2,889	73%
Operating expenses	17,081	9,816	7,265	74%
Operating loss	(17,248)	(9,667)	(7,581)	78%
Other income (expense):
Interest income (expense), net	34	(5,911)	5,945	-101%
Other expense, net	(438)	(3,416)	2,978	-87%
Loss before income taxes	(17,652)	(18,994)	1,342	-7%
Provision for income taxes	—	(5)	5	-100%
Net loss	$(17,652)	$(18,999)	$1,347	-7%

(1) Includes stock-based compensation expense (unaudited) as follows, in thousands:

	Three Months Ended September 30,
	2022	2021
Cost of goods sold	$179	$16
Research and development	1,321	415
Sales and marketing	1,012	211
General and administrative	2,196	2,706
	$4,708	$3,348

Our stock-based compensation expense is primarily related to our stock options, restricted stock units, and restricted stock awards for all periods presented. For the three months ended September 30, 2022, $3.9 million of compensation expense related to restricted stock units (“RSUs”) has been recognized as the performance vesting condition has been satisfied on the closing of a merger of the Company with a special purpose acquisition company.

Considering that our operating expenses are significantly higher than reported revenue for the periods presented, presenting the unaudited condensed consolidated statement of operations data as a percentage of revenue would not be meaningful, and hence it has been omitted.

Net Sales

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net Sales	$2,324	$1,137	$1,187	104%

Net sales by geographic location

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Americas	$1,775	$308	1,467	476%
Asia	379	684	(305)	-45%
Europe, Middle East and Africa	170	145	25	17%
Total net sales	$2,324	$1,137	1,187	104%

Net sales increased by $1.2 million in the three months ended September 30, 2022 compared to the same period in 2021. This increase is the result of increased customer orders along-side of general economic activity supported by maturing channel partnerships which helped drive an increase in M series LiDAR Sensor revenue. Security and Smart Spaces customers have been the largest drivers of this improvement. We also continued to see easing in the impact of COVID-19 on business conditions relative to the same period in 2021.

Cost of Goods Sold and Gross Margin

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Cost of goods sold	$2,491	$988	$1,503	152%
Gross margin	(167)	149	(316)	-212%
Gross margin %	-7%	13%

Cost of goods sold increased by $1.5 million in the three months ended September 30, 2022 compared to the same period in 2021, while gross profit decreased by $0.3 million during the same period. The increase in cost of goods sold and resultant decrease in gross margin was mainly attributable to a $0.8 million inventory purchase price adjustment and a $0.4 million increase in labor costs required to service future growth with hiring in anticipation of increased demand. The remaining increase was due to a $0.2 million increase in contractor and shipping costs and a $0.1 million increase in stock-based compensation.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Research and development	$6,504	$3,953	$2,551	65%
Sales and marketing	3,738	1,913	1,825	95%
General and administrative	6,839	3,950	2,889	73%
	$17,081	$9,816	$7,265	74%

Research and Development Expenses

Research and development expenses increased by $2.6 million in the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $2.0 million increase in personnel and related fringe costs resulting from increased headcount, which includes a $0.5 million increase due to retention bonuses and a $0.9 million increase in stock-based compensation, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $0.5 million increase in contractor services and a $0.1 million increase in allocations to R&D for facilities charges and manufacturing support.

Sales and Marketing Expenses

Sales and marketing expense increased by $1.8 million in the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $0.8 million increase in stock-based compensation, a $0.5 million increase in personnel and related fringe costs resulting from increased headcount, a $0.3 million increase in commission expense on increased sales and a $0.2 million increase in consulting services.

General and Administrative Expense

General and administrative expense increased by $2.9 million in the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $1.5 million increase in legal and consulting fees and a $1.1 million increase in insurance costs as a result of the Business Combination. The remaining increase consisted of a $0.6 million increase in personnel and related fringe costs, a $0.1 million increase in contractor services and a $0.1 million increase in fees related to public company costs, partially offset by a $0.5 million decrease in stock-based compensation costs related to restricted stock awards.

Interest Income (Expense), Net and Other Expense, Net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Interest income (expense), net	$34	$(5,911)	$5,945	-101%
Other expense, net	$(438)	$(3,416)	$2,978	-87%

Interest income (expense), net decreased $5.9 million in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to the extinguishment of debt at closing of the Business Combination.

Other expense, net decreased $3.0 million in the three months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily attributable to changes in fair values of our derivative liabilities that were extinguished at the close of the Business Combination.

Income Taxes

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Loss before income taxes	$(17,652)	$(18,994)	$1,342	-7%
Provision for income taxes	$—	$(5)	$5	-100%

We are subject to income taxes in the United States, China, Japan, UK, Germany and Canada. The change in the provision for income taxes during the three months ended September 30, 2022, as compared to the same period in 2021, was immaterial.

Comparisons for the nine months ended September 30, 2022 and 2021

The following table sets forth our condensed consolidated results of operations data for the periods presented:

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net sales	$4,880	$2,425	$2,455	101%
Cost of goods sold(1)	6,797	2,245	4,552	203%
Gross profit (loss)	(1,917)	180	(2,097)	-1165%
Research and development(1)	25,769	12,050	13,719	114%
Sales and marketing(1)	15,026	5,881	9,145	156%
General and administrative(1)	54,850	13,142	41,708	317%
Operating expenses	95,645	31,073	64,572	208%
Operating loss	(97,562)	(30,893)	(66,669)	216%
Other income (expense):
Interest income (expense), net	(40,020)	(14,872)	(25,148)	169%
Other expense, net	(10,420)	(8,400)	(2,020)	24%
Loss before income taxes	(148,002)	(54,165)	(93,837)	173%
Provision for income taxes	(6)	(15)	9	-60%
Net loss	$(148,008)	$(54,180)	$(93,828)	173%

(1) Includes stock-based compensation expense (unaudited) as follows, in thousands:

	Nine Months Ended September 30,
	2022	2021
Cost of goods sold	$1,016	$57
Research and development	10,462	1,311
Sales and marketing	6,854	653
General and administrative	43,188	8,633
	$61,520	$10,654

Our stock-based compensation expense is primarily related to our stock options, restricted stock units, and restricted stock awards for all periods presented. For the nine months ended September 30, 2022, $58.8 million of compensation expense related to RSUs has been recognized as the performance vesting condition has been satisfied on the closing of a merger of the Company with a special purpose acquisition company.

Net Sales

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Net Sales	$4,880	$2,425	$2,455	101%

Net sales by geographic location

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Americas	$2,572	$604	1,968	326%
Asia	1,511	1,475	36	2%
Europe, Middle East and Africa	797	346	451	130%
Total net sales	$4,880	$2,425	2,455	101%

Net sales increased by $2.5 million in the nine months ended September 30, 2022 compared to the same period in 2021. This increase is the result of increased customer orders supported by general economic activity and a more mature set of channel partner relationships which helped support an increase in M series LiDAR Sensor revenue. Security and Smart Spaces customers have remained the largest drivers of this improvement. We also saw some easing in the impact of COVID-19 on business conditions relative to the same period last year.

Cost of Goods Sold and Gross Margin

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Cost of goods sold	$6,797	$2,245	$4,552	203%
Gross margin	(1,917)	180	(2,097)	-1165%
Gross margin %	-39%	7%

Cost of goods sold increased by $4.6 million in the nine months ended September 30, 2022 compared to the same period in 2021, while gross profit decreased by $2.1 million during the same period. The increase in cost of goods sold and the resultant decrease in gross margin was mainly attributable to a $1.7 million inventory purchase price adjustment, a $1.1 million increase in labor costs required to service future growth with hiring in anticipation of increased demand, a $1.0 million increase in stock-based compensation, a $0.6 million increase in materials cost and a $0.2 million increase in contractor services.

Operating Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Research and development	$25,769	$12,050	$13,719	114%
Sales and marketing	15,026	5,881	9,145	156%
General and administrative	54,850	13,142	41,708	317%
	$95,645	$31,073	$64,572	208%

Research and Development Expenses

Research and development expenses increased by $13.7 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $9.2 million increase in stock-based compensation, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $3.2 million increase in personnel and related fringe costs resulting from increased headcount, a $0.8 million increase in services, a $0.4 million increase in shipping costs and a $0.1 million increase in tools supplies costs.

Sales and Marketing Expenses

Sales and marketing expense increased by $9.1 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $6.2 million increase in stock-based compensation, with the remaining increase due to a $1.4 million increase in personnel and related fringe costs resulting from increased headcount, a $0.4 million increase in tradeshow and marketing costs resulting from increased business activity, a $0.7 million increase in commission costs on increased sales and a $0.4 million increase in consulting services.

General and Administrative Expense

General and administrative expense increased by $41.7 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to an increase of $34.6 million in stock-based compensation costs, mainly for RSUs that vested or began vesting upon the closing of the Business Combination. The remaining increase was due to a $3.2 million increase in insurance costs and a $1.7 million increase in legal and consulting fees as a result of the Business Combination, a $1.5 million increase in personnel and related fringe costs, a $0.3 million increase in contractor services, a $0.2 million increase in public company costs and a $0.2 million increase in a settlement liability.

Interest Income (Expense), Net and Other Expense, Net

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Interest income (expense), net	$(40,020)	$(14,872)	$(25,148)	169%
Other expense, net	$(10,420)	$(8,400)	$(2,020)	24%

Interest expense, net increased $25.1 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $36.7 million of interest expense recognized on the conversion of the 2023 Notes (as defined below) to equity at closing of the Business Combination, partially offset by a $11.6 million decrease related to the extinguishment of debt in 2022.

Other expense, net increased $2.0 million in the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to a $2.5 million gain recognized on the forgiveness of a PPP loan in 2021, offset by a $0.5 million decrease related to changes in fair value of derivative liabilities.

Income Taxes

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	($ in thousands)
Loss before income taxes	$(148,002)	$(54,165)	$(93,837)	173%
Provision for income taxes	$(6)	$(15)	$9	-60%

We are subject to income taxes in the United States, China, Japan, UK, Germany and Canada. The change in the provision for income taxes during the nine months ended September 30, 2022, as compared to the same period in 2021 was immaterial.

Liquidity and Capital Resources

Since Legacy Quanergy’s inception, it has financed operations primarily through the sale of shares of common stock, preferred stock, and convertible notes.

As a result, we have incurred negative cash flows from operating activities and significant losses from operations in the past as reflected in our accumulated deficit of $455.6 million as of September 30, 2022. We expect to continue to incur operating losses for at least the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.

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

In 2020, we issued convertible promissory notes of approximately $8.1 million in March 2020, $7.5 million in August 2020 and $0.5 million in October 2020 to various investors, that were due in March 2023 (the “2023 Initial Notes”). In conjunction with the 2023 Initial Notes, we issued 176,358 common stock warrants. We issued additional convertible promissory notes of approximately $48.7 million in February 2021 to various investors, which also mature in March 2023 (the “Extension Notes”, together with the “2023 Initial Notes”, the “2023 Notes”). In conjunction with the Extension Notes, we issued 314,901 common stock warrants in February 2021 (the “2023 Notes Warrants”). In connection with the Business Combination, the principal amount and deferred interest on the 2023 Notes were converted into 723,223 shares of our Common Stock.

As of September 30, 2022, we had $7.1 million of cash and cash equivalents. Further, we completed the Business Combination on February 8, 2022, and effectively settled our outstanding debt balance of $106 million, thereby providing us with additional future financial flexibility. The Business Combination also gave the Company access to $125 million from a previously announced share subscription facility from GEM. On May 25, 2022, we received $9.9 million in cash under the subscription facility in exchange for ultimate settlement of 1.3 million shares of Common Stock. In October 2022, we settled a second draw down under the facility for $1.7 million in cash in exchange for 320,000 shares of common stock. Additionally, on November 2, 2022, we completed a registered public offering from which we received net proceeds of $15.4 million in cash. As part of the public offering, Quanergy issued and sold 9,800,000 units, each consisting of one share of common stock, and two warrants, each with a term of 5 years to purchase one share of common stock at an exercise price of $1.70 per share. Our long-term capital requirements will depend on many factors including timing and extent of spending to support research and development efforts as well as general and administrative activities for the business. We may in the future enter into arrangements to acquire or invest in related products, technologies, software and services, and we may need to seek additional equity or debt financing, which may not be available on terms acceptable to us. As of September 30, 2022, there were future minimum lease payments of $1.2 million through 2024.

As a result of the suspension of trading of our Common Stock on the NYSE, commencing November 8, 2022, we are currently not able to access the GEM facility. Should we continue to be unable to access the GEM facility, or if we are unable to raise additional capital, we will be forced to seek other forms of financing which may not be available in sufficient amounts to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern for a period of twelve months following the date of issuance of financial statements as of and for the nine months ended September 30, 2022. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the absence of additional sources of financing, we expect that our existing cash and cash equivalents will allow us to continue our planned operations into the first quarter of 2023.

The following table shows our cash flows from operating activities, investing activities and financing activities for the presented periods:

	Nine Months Ended September 30,
	2022	2021
	($ In thousands)
Net cash provided by (used in)
Operating activities	$(44,951)	$(22,048)
Investing activities	(454)	(18)
Financing activities	26,406	48,679
Effect of exchange rate changes	(43)	(12)
	$(19,042)	$26,601

Operating Activities

For the nine months ended September 30, 2022, operating activities used $45.0 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $148.0 million and a $9.3 million cash interest payment on the 2022 Notes, partially offset by our non-cash charges of $106.1 million, primarily consisting of stock-based compensation of $61.5 million, non-cash interest expense of $40.1 million, non-cash expense of $10.4 million related to changes in derivative fair values, non-cash bonus expense of $2.3 million, depreciation and amortization of $0.7 million, $0.4 million of non-cash lease expense. The net cash used from changes in our operating assets and liabilities was $3.1 million. This amount consists of $6.3 million of cash used from changes primarily in our operating assets, due to a $2.3 million increase in inventory, a $2.0 million increase in accounts receivable, a $0.8 million increase in prepaid expenses and other current assets, a $0.7 million decrease in other current liabilities and a $0.5 million increase in other long-term assets, offset by $3.2 million of cash provided from changes in our operating liabilities consisting of a $2.9 million increase in accounts payable, a $0.1 million increase in other long-term liabilities and a $0.2 million increase in accrued settlement liabilities.

For the nine months ended September 30, 2021, operating activities used $22.0 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $54.2 million, offset by our non-cash charges of approximately $34.4 million primarily consisting of non-cash interest expense of $14.6 million, changes in fair value of derivative liabilities of $10.9 million, stock-based compensation of $10.7 million, a $2.5 million gain on the extinguishment of debt, and depreciation and amortization expense of $0.7 million. The net cash used from changes primarily in our operating assets was $2.2 million. This amount consists of $3.5 million of cash used from changes in our operating assets and liabilities consisting of a $2.7 million increase in other long-term assets, a $0.4 million decrease in other long term liabilities, a $0.3 million decrease in accrued expenses and a $0.1 million increase in accounts receivable, offset by $1.3 million of cash provided from changes in our operating assets and liabilities consisting of a $1.0 million decrease in inventory, a $0.2 million increase in accounts payable and a $0.1 million decrease in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $0.5 million and consisted of purchases of machinery and equipment for use in manufacturing operations. Net cash used in investing activities for the nine months ended September 30, 2021 was immaterial.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $26.4 million, primarily consisting of $50.4 million net proceeds from the Business Combination and sale of the PIPE Shares, $9.9 million in proceeds from the draw down of the GEM Agreement and $0.1 million in proceeds from the exercise of warrants and options, offset by $25.8 million in repayment of the 2022 Notes and $8.2 million in payment of offering costs.

During the nine months ended September 30, 2021, cash provided by financing activities was $48.7 million, consisting of $48.6 million in net proceeds from the issuance of convertible notes and proceeds of $0.1 million from the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

See “Part I, Item 1, Note 2 – Summary of Significant Accounting Policies” and “Note 13 – Leases” included in this Quarterly Report on Form 10-Q for a discussion of a recently adopted accounting pronouncement that affects our accounting for lease obligations. During the nine months ended September 30, 2022, there have been no other material changes to our critical accounting policies from the ones described under the section Critical Accounting Policies and Estimates of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements filed as Exhibit 99.2 and Exhibit 99.1, respectively, to the Company’s Form 8-K/A filed with the SEC on March 31, 2022.

Recent Accounting Pronouncements

See “Note 1 – Recently Adopted Accounting Pronouncements” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We operate in evolving markets, which make it difficult to evaluate our business and prospects. If markets for LiDAR products, including autonomous driving, security & smart spaces, robotics, industrial and other commercial applications, develop more slowly than we expect, or long- term end-customer adoption rates and demand are slower than we expect, our operating results and growth prospects could be harmed.
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
•
We may issue additional shares of Common Stock, including under the GEM Warrant (as defined herein), the Company's 2022 Equity Incentive Plan and the Company's 2022 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.

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

Risks Related to Our Industry and Business

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.*

We have experienced net losses in each year since our inception. In the years ended December 31, 2021 and 2020 and the nine months ended September 30, 2021, Legacy Quanergy incurred net losses of $63.5 million, $35.8 million and $54.2 million, respectively. In the nine months ended September 30, 2022, we incurred net losses of $148.0 million. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We expect these losses to continue for at least the next several years as we expand our product offering and continue to scale our commercial operations and research and development program. As of September 30, 2022, we had an accumulated deficit of $455.6 million. Even if we are able to increase sales of our products, there can be no assurance that we will ever be profitable.

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
•
expand operations and manufacturing.

If our products do not achieve sufficient market acceptance, our revenue growth rate may be slower than we expect, we may not be able to increase revenue enough to offset the increase in operating expenses resulting from investments, and we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability. If we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our Company could cause you to lose all or part of your investment.

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

Because our decision to issue securities or raise financing in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. In addition, our ability to raise capital under the Share Purchase Agreement, dated December 12, 2021 and entered into by CCAC, GEM Global Yield LLC SCS and GEM Yield Bahamas Ltd. for the Company’s liquidity needs post Business Combination (the “GEM Agreement”) is conditioned upon the trading of our shares on a U.S. national securities exchange or other stock exchange (which does not include the over-the-counter market) and is limited by trading volume and our aggregate market capitalization, each of which may inhibit our ability to maximize that facility in the near term. Our stockholders bear the risk of future issuances reducing the value of our Common Stock and diluting their interests. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, our business may be harmed, and/or we may be forced to cease operations.

We operate in evolving markets, which make it difficult to evaluate our business and prospects. If markets for LiDAR products, including autonomous driving, security & smart spaces, robotics, industrial and other commercial applications, develop more slowly than we expect, or long-term end-customer adoption rates and demand are slower than we expect, our operating results and growth prospects could be harmed.*

While LiDAR has existed for some time for terrestrial and aerial mapping applications and for research and development level automotive applications, the concept of low cost and high-volume LiDAR for markets like automotive and security & smart spaces applications is relatively new and rapidly evolving, making our business and prospects difficult to evaluate. The growth and profitability of these markets (collectively, the “Sensing Solutions Market”) and the level of demand and market acceptance for LiDAR technology are subject to a high degree of uncertainty. The future growth of our business depends on the growth of these Sensing Solutions Market. We cannot be certain that this will happen. If consumers do not perceive meaningful benefits of LiDAR technology, then these markets may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow our business.

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

Our ability to market our LiDAR technology outside of automotive applications may take longer than we anticipate and may not be successful.*

We are investing in, and pursuing market opportunities outside of, the automotive markets, including security, industrial automation and smart city and smart spaces initiatives. We believe that our future revenue growth, if any, will depend in part on our ability to expand within new markets such as these and to enter new markets as they emerge. Each of these markets presents distinct risks and, in many cases, requires us to address the particular requirements of that market. Smart spaces customers could find alternative methods to address flow management requirements. And within industrial markets, our success is highly dependent on presenting a compelling and differentiated price-performance advantage relative to established players in the market.

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

Risks Related to Intellectual Property

If we fail to protect or enforce our intellectual property or proprietary rights, our business and operating results could be harmed.*

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

We have 25 technology patents granted and have filed an additional two applications and will in the future file patent applications on inventions that we deem to be innovative. There is no guarantee that our patent applications will be issued as granted patents, that the scope of the protection gained will be sufficient or that an issued patent may subsequently be deemed invalid or unenforceable. Patent laws, and scope of coverage afforded by them, have recently been subject to significant changes, such as the change to “first-to-file” from “first-to-invent” resulting from the Leahy-Smith America Invents Act. This change in the determination of inventorship may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Another change to the patent laws may incentivize third parties to challenge any issued patent in the United States Patent and Trademark Office (the “USPTO”), as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our devices and could harm our business.

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

We are not currently required to obtain permission from the PRC government, including the China Securities Regulatory Commission (“CSRC”) or Cyberspace Administration of China (“CAC”), to list on a U.S. securities exchange. However, there is no guarantee that this will continue to be the case in the future in relation to the continued listing of our securities on a securities exchange outside of the PRC, or even when such permission is obtained, it will not be subsequently denied or rescinded.

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

We incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.*

We incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Although the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.

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

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.*

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal controls over financial reporting is a process designed to provide reasonable assurances regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies.

If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, our liquidity, our access to capital markets may be adversely affected, we may be unable to maintain or regain compliance with applicable securities laws, and the New York Stock Exchange listing requirements (should we remain listed following the resolution of the recent delisting determination instituted by the staff of NYSE Regulation), we may be subject to regulatory investigations and penalties, investors may lose confidence in our financial reporting, and our stock price may decline.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $204.7 million and $151.1 million, respectively. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”) as modified in 2020 by the Coronovirus Aid, Relief, and Economic Security Act (the "CARES Act"), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Future changes in our stock ownership, including as a result of this offering, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited.

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

A minority owner of one of our significant stockholders is the subject to economic sanctions imposed by the US government. Recent media attention to this fact may be received unfavorably by our stockholders and our stock price could decline.*

In January 2018, pursuant to the Countering America’s Adversaries through Sanctions Act of 2017, the U.S. administration presented the U.S. Congress with a report on senior Russian political figures, “oligarchs” and “parastatal” entities. The list included the 96 wealthiest Russian businessmen, including Mr. Alisher Usmanov, who maintains a minority, but nevertheless significant ownership interest in Rising Tide V, LLC (“Rising Tide”). Rising Tide initially acquired stock in the Company in December 2015. In March 2022, in response to Russia’s invasion of Ukraine, the U.S. Department of the Treasury designated Mr. Usmanov as a Specially Designated National and Blocked Person pursuant to the Russian Harmful Foreign Activities Sanctions Regulations (31 CFR part 587 (“RuHSR”)). Contemporaneous with Mr. Usmanov’s designation, the Department of the Treasury’s Office of Foreign Assets Control issued General License No. 15, which authorizes all transactions prohibited under the RuHSR involving entities owned, directly or indirectly, 50% or more by Mr. Usmanov (provided that such entities are not themselves sanctioned entities). The general license also unblocked all property and property interests of such entities.

In October 2022, the Wall Street Journal published an article identifying Mr. Usmanov’s indirect investment in the Company. The article was missing key facts, including any reference to General License No. 15, the fact that Quanergy is not subject to any sanctions and the fact that Rising Tide’s initial investment in the Company predated the Russian invasion of Ukraine by several years. Nevertheless, the media attention may be seen negatively by our stockholders. This could motivate stockholders to sell their Quanergy stock or to not invest in our securities, which could cause the price of our stock to decline and could have a material adverse effect on our ability to access financing in the U.S. debt and equity markets.

Risks Related to Investing in Our Securities

The market price and trading volume of our Common Stock and warrants may be volatile and could decline significantly.*

The stock markets, including NYSE on which we have listed the shares of our Common Stock under the symbol “QNGY” and our public warrants under the symbol “QNGY WS,” and the over-the-counter markets where our Common Stock and public warrants are currently traded, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our securities, the market price of our securities may be volatile and could decline significantly. During the period from the closing of the Business Combination through November 10, 2022, the market price for our Common Stock was between $.27 and $141.00. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. If the market price of our securities declines significantly, you may be unable to resell your securities at or above the price at which you purchased our securities. We cannot assure you that the market price of our securities will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

Our Common Stock and public warrants have been suspended from trading on, and may be delisted from, the NYSE and are not listed on any other national securities exchange.*

On November 8, 2022, we received a letter from the staff of NYSE Regulation notifying us that it had determined to commence proceedings to delist our Common Stock and public warrants. Trading in these securities was suspended after the market close on the NYSE on November 8, 2022. NYSE Regulation reached its decision to delist these securities pursuant to Section 802.01B of the NYSE’s Listed Company Manual because we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000. On November 9, 2022, the Common Stock and public warrants began trading on over-the-counter (“OTC”) market under the symbols QNGY and QNGYW, respectively. We intend to appeal the NYSE’s determination to delist our Common Stock and public warrants, but unless our global market capitalization increases to at least $15,000,000 prior to the time the delisting becomes effective, we do not believe such appeal will ultimately be successful, in which case our Common Stock and public warrants will be delisted after the completion of the NYSE’s application to the Securities and Exchange Commission. Should our securities be delisted, we can provide no assurance that we will apply to, or be able to, re-list our Common Stock or the public warrants on a national securities exchange or that there will be an active market for these securities on the OTC. Moreover, without an active trading market, the market price of our securities may be extremely volatile and not reflective of the market price that would be seen on a more active trading market. For so long as our Common Stock is suspended from trading on the NYSE, which suspension will become permanent if our Common Stock is ultimately delisted from the NYSE, we and our stockholders could face significant negative consequences including:(i) limited availability of market quotations for our securities, (ii) a reduction in the number of investors willing to hold or acquire our Common Stock, which would negatively impact our ability to access equity markets and obtain financing, (iii) a determination that the Common Stock is a “penny stock” which would require brokers trading in the Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Common Stock, (iv) a limited amount of analyst coverage, (v) a decreased ability to issue additional securities or obtain additional financing in the future, and (vi) an impairment of our ability to provide equity incentives to our employees.

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

A small number of stockholders will continue to have substantial control over us, which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.*

Our directors and executive officers and beneficial owners of 5% or more of our voting securities and their respective affiliates, beneficially owned, in the aggregate, approximately 61% of our outstanding common stock as of August 5, 2022. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

Future resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.*

The Sponsor is subject to certain restrictions on transfer pursuant to that certain letter agreement, dated as of February 10, 2020, by and among the CCAC, the Sponsor, and the other parties signatory thereto with respect to: (i) the Founder Shares (as defined in such letter agreement); and (ii) private placement warrants (as defined in such letter agreement). Such restrictions on the Founder Shares end on the date that is one year after Closing, or are subject to an early price-based release if the price of the shares equals or exceeds $240.00 per share for any twenty trading days within any thirty-day trading period at least 150 days after the Business Combination.

However, following the expiration of such lockup, the Sponsor will not be restricted from selling shares of our Common Stock held by it, other than by applicable securities laws. Additionally, the PIPE Investors are not restricted from selling any of their shares of our Common Stock, other than by applicable securities laws. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. To the extent our warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock and public warrants.

As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

We may issue additional shares of Common Stock, including under the GEM Warrant, the 2023 Notes Warrants, the Unit Warrants, the Underwriter's Warrants, the Company's 2022 Equity Incentive Plan and the Company's 2022 Employee Stock Purchase Plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.*

We may issue a substantial number of shares of Common Stock, including potentially under the GEM Agreement (if shares of our Common Stock resume trading on the NYSE or another U.S. national securities exchange, or other stock exchange, but not including the over-the-counter market), the warrant to purchase Common Stock of the Company exercisable for up to 2.5% of the outstanding Common Stock of the Company on a fully diluted basis as of the Closing for a period of three years (the “GEM Warrant”), the 2023 Notes Warrants, the Unit Warrants, the Underwriter’s Warrants, the Company's 2022 Equity Incentive Plan and the Company's 2022 Employee Stock Purchase Plan, or preferred stock.

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

The exercise price for our warrants is $230.00 per share of Common Stock. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

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

The Unit Warrants will not be listed on any securities exchange and as such there will not be a public market for such securities.*

There is no established public trading market for the Unit Warrants, and we do not expect a market to develop. In addition, we do not intend to apply for listing of the Unit Warrants on any securities exchange or trading system. Without an active market, the liquidity of the Unit Warrants will be limited, and investors may be unable to liquidate their investments in the Unit Warrants.

The Unit Warrants may not have any value and do not entitle the holder to any rights as common stockholders until the holder exercises the Unit Warrant for shares of our Common Stock.*

The Unit Warrants will be exercisable for five years from the date of issuance at an initial exercise price per share of $1.70. In the event that the price of a share of our Common Stock does not exceed the exercise price of the Unit Warrants during the period when the Unit Warrants are exercisable, the Unit Warrants may not have any value. Further, until a Unit Warrant holder acquires shares of our Common Stock upon exercise of its Unit Warrants, the Unit Warrants will not provide such holder any rights as a common stockholder. Upon the exercise of Unit Warrants, a Unit Warrant holder will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs on or after the exercise date.

Delaware law and our Organizational Documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation, as amended (the “Charter”) and bylaws (the “Bylaws,” and together with the Charter, the “Organizational Documents”), and the General Corporation Law of the State of Delaware, as amended (the “DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Organizational Documents include provisions regarding:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit No.	Description	Schedule/Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Quanergy Systems, Inc.	8-K	001-39222	3.1	February 14, 2022

3.2	Certificate of Amendment of Certificate of Incorporation of Quanergy System, Inc.	8-K	001-39222	3.1	October 6, 2022

3.3	Bylaws of Quanergy Systems, Inc.	8-K	001-39222	3.2	February 14, 2022

4.1	Form of Warrant to Purchase Shares of Common Stock	8-K	001-39222	4.1	November 2, 2022

4.2	Form of Representative’s Warrant to Purchase Shares of Common Stock	S-1/A	333-267420	4.8	October 13, 2022

4.3	Warrant Agency Agreement dated as of November 2, 2022, by and between Quanergy Systems, Inc. and Continental Stock Transfer & Trust Company	8-K	001-39222	4.3	November 2, 2022

10.1*	Sublease Extension Agreement by and between Infortrend Corporation and Quanergy Systems, Inc. dated July 28, 2022.

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

QUANERGY SYSTEMS, INC.

Date: November 14, 2022	By:	/s/ Kevin J. Kennedy
		Name:	Kevin J. Kennedy
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Patrick Archambault
		Name:	Patrick Archambault
		Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)